Form 10-Q
period 1996-06-30
HOLOPHANE CORP
filed 1996-07-31
CIK 911565

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      or

    _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                        Commission File Number: 0-22352


                             HOLOPHANE CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                               31-1288751
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             250 East Broad Street
                                  Suite 1400
                             Columbus, Ohio 43215
                   (Address of principal executive offices)
                                (614) 224-3134
              Registrant's telephone number, including area code




      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


      The number of shares outstanding of registrant's Common Stock as of June 30, 1996: 11,435,396

                             HOLOPHANE CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996



                                     INDEX





PART I.       FINANCIAL INFORMATION

              Condensed Consolidated Statements of Income for the
              three months ended June 30, 1996 and June 30, 1995
              (unaudited) ................................................... 1

              Condensed Consolidated Statements of Income for the six
              months ended June 30, 1996 and June 30, 1995 (unaudited) ...... 2

              Condensed Consolidated Balance Sheets as of June 30,
              1996 (unaudited) and December 31, 1995 ........................ 3

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 1996 and June 30, 1995
              (unaudited) ................................................... 4

              Condensed Consolidated Statement of Stockholders' Equity
              as of June 30, 1996 (unaudited) ............................... 5

              Notes to Condensed Consolidated Financial Statements .......... 6

              Management Discussion and Analysis ....................... 7 -  8


PART II.      OTHER INFORMATION ........................................ 9 - 10

              Signature .................................................... 11

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except per share data)

                                                       Three Month Period Ended
                                                      --------------------------
                                                         June 30,      June 30,
                                                          1996           1995
               ----------------------------------------------------------------

Net Sales ......................................       $ 44,605        $ 43,673
Cost of Goods Sold .............................         27,421          26,742
                                                       --------        --------
Gross Margin ...................................         17,184          16,931
Selling and Administrative Expenses ............          9,347           8,897
Research and Development .......................          1,358           1,306
Other Expenses .................................            143             193
                                                       --------        --------
Operating Income ...............................          6,336           6,535
Interest Expense ...............................            562             729
Interest Income ................................           (112)           (125)
                                                       --------        --------
Income Before Income Taxes .....................          5,886           5,931
Provision for Income Taxes .....................          2,246           2,335

                                                       --------        --------
Net Income .....................................          3,640           3,596
===============================================================================
Earnings Per Common Share ......................       $   0.31        $   0.31
- -------------------------------------------------------------------------------
Weighted Average Number of Shares
   Outstanding .................................         11,714          11,467
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except per share data)

                                                         Six Month Period Ended
                                                        ------------------------
                                                          June 30,      June 30,
                                                            1996          1995
- --------------------------------------------------------------------------------

Net Sales ..........................................     $ 82,661      $ 87,585
Cost of Goods Sold .................................       51,565        53,348
                                                         --------      --------
Gross Margin .......................................       31,096        34,237
Selling and Administrative Expenses ................       18,284        17,916
Research and Development ...........................        2,793         2,652
Other Expenses .....................................          106           187
                                                         --------      --------
Operating Income ...................................        9,913        13,482
Interest Expense ...................................        1,138         1,516
Interest Income ....................................         (282)         (247)
                                                         --------      --------
Income Before Income Taxes .........................        9,057        12,213
Provision for Income Taxes .........................        3,464         4,794
                                                         --------      --------
Net Income .........................................        5,593         7,419
===============================================================================
Earnings Per Common Share ..........................     $   0.48      $   0.65
- -------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding ......       11,769        11,467
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)                                         (Unaudited)
                                                           June 30   December 31
                                                             1996        1995
- --------------------------------------------------------------------------------
Assets
- --------------------------------------------------------------------------------
Cash and Equivalents ...............................      $ 13,256      $ 13,356
Receivables ........................................        25,546        24,849
Inventory ..........................................        14,161        13,530
Other Current Assets ...............................         3,700         4,350
- --------------------------------------------------------------------------------
Total Current Assets ...............................        56,663        56,085
- --------------------------------------------------------------------------------
Plant, Property and Equipment, Net .................        34,725        35,582
Intangibles ........................................        15,883        17,424
Other Assets .......................................         4,158         1,688
- --------------------------------------------------------------------------------
Total Assets .......................................      $111,429      $110,779
================================================================================

Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------
Current Liabilities ................................      $ 28,638      $ 30,041
Long Term Debt .....................................        21,929        25,091
Other Long Term Liabilities ........................         5,502         5,258
Stockholders'  Equity ..............................        55,360        50,389
- --------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity .........      $111,429      $110,779
================================================================================


The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited $ in thousands)

                                                         Six Month Period Ended
                                                          June 30      June 30
                                                            1996         1995
- --------------------------------------------------------------------------------

   Net cash flow provided by operating activities: .     $  7,129      $  6,126
- --------------------------------------------------------------------------------
   Net cash used in investing activities -
     capital expenditures: .........................       (2,502)       (4,769)
- --------------------------------------------------------------------------------
   Financing activities:
     Principal payments of long term debt ..........       (3,147)       (3,155)
     Purchase of treasury shares ...................       (1,871)            0
     Proceeds from the sale of common stock ........          278             0
                                                         --------      --------
   Net cash used in financing activities: ..........       (4,740)       (3,155)
- --------------------------------------------------------------------------------
   Effects of exchange rate changes on cash: .......           13            14
- --------------------------------------------------------------------------------
   Net decrease in cash and equivalents: ...........         (100)       (1,784)
- --------------------------------------------------------------------------------
   Cash and equivalents at beginning of period: ....       13,356        11,473
- --------------------------------------------------------------------------------
   Cash and equivalents at end of period: ..........     $ 13,256      $  9,689
- --------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited $ in thousands)


                                      Common Stock        Additional                 Treasury Stock     Cumulative
                                   --------------------   Paid-in      Retained     -----------------   Translation   Stockholders'
                                    Shares     Amount     Capital      Earnings     Shares    Amount    Adjustments      Equity
 -----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995      11,895,861     $119     $42,969       $14,059    425,148   ($4,529)     ($2,229)         $50,389
 -----------------------------------------------------------------------------------------------------------------------------------

    Net income for the year                                                5,593                                              5,593
    Shares used in acquisition                                 476                  (44,333)      488                           964
    Purchase of treasury shares                                                     105,000    (1,871)                       (1,871)
    Stock options exercised                                     (4)                 (25,350)      282                           278
    Translation adjustments                                                                                      7                7
 -----------------------------------------------------------------------------------------------------------------------------------

 Balance at June 30, 1996          11,895,861     $119     $43,441       $19,652    460,465   ($5,630)     ($2,222)         $55,360
 -----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.


                    HOLOPHANE CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements



Basis of Presentation - The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of income, cash flows and stockholders' equity for the three months ended June 30, 1996 and June 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Classification of Inventory
(in thousands)


                                       (Unaudited)
                                        June 30,    December 31,
                                          1996          1995
                                       -----------  ------------

       Raw Materials                    $ 8,607        $8,239

       Work in Process                    3,823         3,613

       Finished Goods                     2,329         2,143
                                        -------       -------
       Total                             14,759        13,995

       Less Valuation Allowance            (598)         (465)
                                        -------       -------
       Total                            $14,161       $13,530
                                        =======       =======

MANAGEMENT DISCUSSION AND ANALYSIS


Comparison of Second Quarter 1996 to Second Quarter 1995

Worldwide net sales for the second quarter of 1996 were $44.6 million, up $0.9 million, or 2% from second quarter 1995. U.S. sales increased approximately 5% compared to 1995 due to the gradual improvement in business following the soft first quarter that was affected by adverse weather conditions that delayed some construction projects and slowed new construction in certain niche markets. European sales in local currency were up 11% compared to last year due to stronger demand for the Company's products. Canadian sales were down 40% in local currency in 1996 compared to 1995 due principally to a significant highway infrastructure project that shipped in 1995 but did not recur in 1996.

Operating income was $6.3 million as compared to $6.5 million in 1995. The decrease in operating income was due primarily to higher operating expenses compared to 1995.

The $0.2 million decrease in interest expense principally resulted from lower average outstanding indebtedness and related interest rates.

Second quarter net income and earnings per common share were $3.6 million and $0.31, respectively, in 1996 and 1995.


Comparison of First Six Months 1996 to First Six Months 1995

Net sales for the 1996 period were $82.7 million, down $4.9 million or 6% from the same period in 1995. U.S. sales were down 5% from prior year due to severe weather conditions in North America during the first quarter of 1996 that delayed construction projects and softness in new retail store construction. In local currencies, European sales have increased 6% compared to the prior year. Canadian sales have declined 31% compared to 1995 due to poor weather conditions during the first quarter of 1996 and reduced business volume in the highway infrastucture market.

Operating income in 1996 was $9.9 million compared to $13.5 million in 1995. The decline in operating income is due to lower volume and slightly higher operating expenses in 1996.

Interest expense was $1.1 million in 1996 compared to $1.5 million in 1995. The decrease in interest expense was due to lower outstanding debt balances and lower interest rates.

Net income and earnings per common share for the first six months of 1996 were $5.6 million and $0.48, respectively, compared to $7.4 million and $0.65 in 1995.

Capital Resources, Liquidity and Other

Working capital was $28.0 million as of June 30, 1996, up $2 million from year-end 1995 due to volume related increases in receivables and inventories and lower current liabilities.

Cash on hand, funds generated from operations and amounts available under the Credit Agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1996.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters set forth in this 10-Q constitute forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as weather conditions throughout the remainder of the fiscal year, the general state of the national economy and other risks detailed in the Company's Securities Exchange Act of 1934 filings.

PART II.    OTHER INFORMATION


ITEM 1.     Legal Proceedings

            Not Applicable.

ITEM 2.     Changes in Securities

            Not Applicable.

ITEM 3.     Defaults Upon Senior Securities

            Not Applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      (a) On May 9, 1996, Holophane Corporation held its annual meeting of stockholders (the "Annual Meeting"). At the close of business on the record date, 11,494,713 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 8,655,262, or 75.3% of the outstanding shares of Common Stock entitled to vote were represented in person or by proxy.

      (b)   Directors elected at the Annual Meeting:

                                 Tadd C. Seitz

                              Jeffrey M. Wilkins

                 8,609,762  For                   45,500  Withheld

     Directors  whose term of office as a director  continued after the Annual
Meeting:

            R. David Andrews                    John R. DallePezze
            William R. Michaels                 Robert L. Purdum
            Anthony P. Scotto

      (c)   See Item 4(b) for the voting results for directors.

            Proposal to approve the 1996 Incentive Stock Plan:

              6,238,405  For            1,313,986  Withheld

                  1,102,871  Abstain and Broker non-vote

            Proposal to ratify the selection of Deloitte & Touche LLP as the auditors of Holophane Corporation for the 1996 fiscal year:

              8,532,043  For            1,581  Withheld

                121,638  Abstain and Broker non-vote

            Each proposal was approved by more than the requisite number of stockholders.

      (d)   Not applicable.

ITEM 5.     Other Information

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

            Not Applicable.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, Holophane has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                          HOLOPHANE CORPORATION
                                                    (Registrant)



DATE: _______________________             ___________________________________

                                          Bruce A. Philp
                                          Vice President, Finance and
                                          Chief Financial Officer