Form 10-Q
period 1996-09-30
HOLOPHANE CORP
filed 1996-10-18
CIK 911565

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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


     The number of shares outstanding of registrant's Common Stock as of September 30, 1996: 11,523,192

                             HOLOPHANE CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX




PART I.  FINANCIAL INFORMATION
         Condensed Consolidated Statements of Income for the three months ended September 30, 1996 and September 30, 1995 (unaudited).......  1

         Condensed Consolidated Statements of Income for the nine months ended September 30, 1996 and September 30, 1995 (unaudited).......  2

         Condensed Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995.................................  3

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995
         (unaudited).......................................................  4

         Condensed Consolidated Statement of Stockholders' Equity as of
         September 30, 1996 (unaudited)....................................  5

         Notes to Condensed Consolidated Financial Statements..............  6

         Management Discussion and Analysis................................ 7-8

PART II  OTHER INFORMATION.................................................  9

         Signature......................................................... 10

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except per share data)


                                                       Three Month Period Ended
                                            ------------------------------------
                                                     September 30   September 30
                                                         1996           1995
--------------------------------------------------------------------------------

Net Sales                                                $ 51,288      $ 49,617
Cost of Goods Sold                                         30,919        30,172
                                                         --------      --------
Gross Margin                                               20,369        19,445
Selling and Administrative Expenses                         9,551         8,929
Research and Development                                    1,325         1,384
Other Expenses                                                100            96
                                                         --------      --------
Operating Income                                            9,393         9,036
Interest Expense                                              544           705
Interest Income                                              (134)         (169)
                                                         --------      --------
Income Before Income Taxes                                  8,983         8,500
Provision for Income Taxes                                  3,341         3,242
                                                         --------      --------
Net Income                                               $  5,642      $  5,258
===============================================================================
Earnings Per Common Share                                $   0.48      $   0.45
-------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding              11,717        11,740
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except per share data)


                                                        Nine Month Period Ended
                                                        -----------------------
                                                     September 30   September 30
                                                         1996           1995
--------------------------------------------------------------------------------

Net Sales                                              $ 133,949      $ 137,202
Cost of Goods Sold                                        82,484         83,520
                                                       ---------      ---------
Gross Margin                                              51,465         53,682
Selling and Administrative Expenses                       27,835         26,845
Research and Development                                   4,118          4,036
Other Expenses                                               206            283
                                                       ---------      ---------
Operating Income                                          19,306         22,518
Interest Expense                                           1,682          2,221
Interest Income                                             (416)          (416)
                                                       ---------      ---------
Income Before Income Taxes                                18,040         20,713
Provision for Income Taxes                                 6,805          8,036
                                                       ---------      ---------
Net Income                                             $  11,235      $  12,677
================================================================================
Earnings Per Common Share                              $    0.96      $    1.09
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding             11,751         11,603
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)                                     (Unaudited)
                                                    September 30     December 31
                                                        1996            1995
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
Cash and Equivalents                                   $6,004            $13,356
Receivables                                            31,534             24,849
Inventory                                              15,556             13,530
Other Current Assets                                    4,133              4,350
--------------------------------------------------------------------------------
Total Current Assets                                   57,227             56,085
--------------------------------------------------------------------------------
Plant, Property and Equipment, Net                     38,979             35,582
Intangibles                                            19,803             17,424
Other Assets                                            4,082              1,688
--------------------------------------------------------------------------------
Total Assets                                         $120,091           $110,779
================================================================================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Trade Payables                                        $12,436             $9,408
Other Current Liabilities                              20,410             20,633
Long Term Debt                                         19,139             25,091
Other Long Term Liabilities                             5,685              5,258
Stockholders'  Equity                                  62,421             50,389
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           $120,091           $110,779
================================================================================



The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited $ in thousands)
                                                       Nine Month Period Ended
                                                     September 30   September 30
                                                         1996            1995
--------------------------------------------------------------------------------

Net cash flow provided by operating activities:          $ 11,894      $ 11,070
--------------------------------------------------------------------------------
Investing activities:
  Investment in subsidiary                                 (6,095)            0
  Capital expenditures                                     (3,672)       (7,298)
                                                         --------      --------
Net cash used in investing activities                      (9,767)       (7,298)
--------------------------------------------------------------------------------
Financing activities:
  Principal payments of long term debt                     (8,988)       (6,248)
  Purchase of treasury shares                              (1,871)            0
  Proceeds from the sale of common stock                    1,346             0
                                                         --------      --------
Net cash used in financing activities:                     (9,513)       (6,248)
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash:                      34           (18)
--------------------------------------------------------------------------------
Net decrease in cash and equivalents:                      (7,352)       (2,494)
--------------------------------------------------------------------------------
Cash and equivalents at beginning of period:               13,356        11,473
--------------------------------------------------------------------------------
Cash and equivalents at end of period:                   $  6,004      $  8,979
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.


 HOLOPHANE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (Unaudited $ in thousands)


                                      Common Stock         Additional                 Treasury Stock      Cumulative
                                  ---------------------     Paid-in      Retained    ------------------   Translation  Stockholders'
                                   Shares         Amount    Capital      Earnings    Shares      Amount   Adjustments      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995      11,895,861        $119    $42,969      $14,059    425,148     ($4,529)    ($2,229)       $50,389
------------------------------------------------------------------------------------------------------------------------------------
   Net income for the period                                              11,235                                            11,235
   Shares used in acquisition                                   780                (121,629)      1,363                      2,143
   Purchase of treasury shares                                                      105,000      (1,871)                    (1,871)
   Stock options exercised                                      (14)                (35,850)        397                        383
   Translation adjustments                                                                                      142            142
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996     11,895,861        $119    $43,735      $25,294    372,669     ($4,640)    ($2,087)       $62,421
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                    HOLOPHANE CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements



Basis of Presentation - The condensed consolidated financial statements for the periods presented have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Classification of Inventory
---------------------------
(in thousands)


                                   (Unaudited)
                                  September 30,    December 31,
                                      1996             1995
                                  -------------    ------------

Raw Materials                         $8,647           $8,239
Work in Process                        4,616            3,613
Finished Goods                         3,000            2,143
                                     -------          -------
Total                                 16,263           13,995
Less Valuation Allowance                (707)            (465)
                                     -------          -------
Total                                $15,556          $13,530
                                     =======          =======

MANAGEMENT DISCUSSION AND ANALYSIS


Comparison of Third Quarter 1996 to Third Quarter 1995

Third quarter 1996 includes the results of operations for MetalOptics, Inc., acquired in September 1996. The Company acquired all of the stock of MetalOptics for $6.4 million of cash and $1.2 million of common stock.
MetalOptics designs, manufacturers and markets high-efficiency specialty fluorescent lighting fixtures.

Worldwide net sales for the third quarter of 1996 were $51.3 million, up $1.7 million, or 3.4% from third quarter 1995. U.S. sales increased 8% compared to 1995 principally due to growth in Antique Street Lamps business and the addition of MetalOptics. European sales in local currency were down 3% from prior year reflecting soft business conditions in the U.K. Canadian sales were down 40% in local currency in 1996 due principally to a significant highway infrastructure project that shipped in 1995 but did not recur in 1996.

Operating income was $9.4 million as compared to $9.0 million in 1995. The increase in operating income was due to higher sales volume, partially offset by higher operating expenses.

The $0.2 million decrease in interest expense was due to lower outstanding debt balances and lower average interest rates.

Third quarter net income and earnings per common share were $5.6 million and $0.48, respectively, in 1996, compared to $5.3 million and $0.45 in 1995.



Comparison of First Nine Months 1996 to First Nine Months 1995

Net sales for the 1996 period were $133.9 million, down $3.3 million or 2% from the same period in 1995. U.S. sales were flat with prior year due to severe weather conditions in North America during the first quarter of 1996 that delayed construction projects and softness in new retail store construction. In local currencies, European sales have increased 2% compared to the prior year period. Canadian sales have declined 35% compared to 1995 due to poor weather conditions during the first quarter of 1996 and reduced business volume in the highway infrastructure market.

Operating income in 1996 was $19.3 million compared to $22.5 million in 1995. The decline in operating income is due to lower volume and slightly higher operating expenses in 1996.

Interest expense was $1.7 million in 1996 compared to $2.2 million in 1995. The decline in interest expense is due to lower outstanding debt balances and lower average interest rates.

Net income and earnings per common share for the first nine months of 1996 were $11.2 million and $0.96, respectively, compared to $12.7 million and $1.09 in 1995.

Capital Resources, Liquidity and Other

Working capital was $24.4 million as of September 30, 1996, down $1.7 million from year-end 1995 due to volume related increases in receivables and inventories that were more than offset by reduced cash and higher current liabilities.

Cash on hand, funds generated from operations and amounts available under the Credit Agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1996.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters set forth in this filing constitute forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as weather conditions throughout the remainder of the fiscal year, the general state of the national economy and other risks detailed in the Company's Securities Exchange Act of 1934 filings.

PART II.   OTHER INFORMATION


ITEM 1.    Legal Proceedings
           -----------------
           Not Applicable.

ITEM 2.    Changes in Securities
           ---------------------
           Not Applicable.

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------
           Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.

ITEM 5.    Other Information
           -----------------
           Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Not Applicable.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, Holophane has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




                                                   HOLOPHANE CORPORATION
                                                        (Registrant)



DATE:   October 17, 1996                    /s/ Bruce A. Philp
                                            ----------------------------
                                                Bruce A. Philp
                                                Vice President, Finance and
                                                Chief Financial Officer