Form 10-K
period 1996-12-31
HOLOPHANE CORP
filed 1997-03-27
CIK 911565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission File Number: 0-22352


                              HOLOPHANE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     31-1288751
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

         250 East Broad Street
              Suite 1400
            Columbus, Ohio                                         43215
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (614) 224-3134

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was approximately $183,772,320.

     The number of shares outstanding of registrant's Common Stock as of March 14, 1997: 11,354,516

     Documents incorporated by reference: The Annual Report to Stockholders and the definitive Proxy Statement of Holophane Corporation relating to the 1996 Annual Meeting of Stockholders are incorporated by reference in Parts II and III hereof.

                                     PART I

Item 1. Business

     Holophane Corporation, a Delaware corporation, and its subsidiaries (collectively "Holophane"), was formed in May 1989 to acquire substantially all of the assets and capital stock of the Holophane Lighting Division of Manville Sales Corporation and related entities.

     Holophane, whose operations date back to 1895, is a vertically integrated manufacturer and marketer of highly engineered lighting fixtures and systems for a wide range of industrial, commercial and outdoor applications. Holophane provides a variety of standard and specialized fixtures for both interior and exterior lighting needs.

     Holophane markets its products in North America, Europe, Latin America and Asia/Pacific in both the new construction and retrofit markets. Holophane focuses its sales efforts at the design phase of a lighting project by targeting end-users and specifiers who are directly involved in the construction process, including architectural, engineering and electrical contracting firms and distributors.

     The lighting industry has five major sectors: industrial, outdoor, commercial/ institutional, residential and automotive. Holophane participates in the industrial, outdoor and commercial/institutional sectors of the lighting industry.

Products

     Holophane manufactures and sells a series of industrial fixtures designed to light large indoor spaces with high ceilings and also for facilities with large pieces of equipment and lighting required at various mounting heights. Holophane also produces numerous products tailored to highly specific applications including hazardous location and explosion proof lighting.

     Holophane manufactures outdoor area lighting products for highway interchanges, tunnels and for other outdoor projects requiring large areas to be illuminated. Holophane products are also used to light advertising billboard signs, highway signs and building facades. In addition, Holophane produces architectural specialty lighting for downtown renovations and housing developments.

     Holophane produces a line of commercial/institutional lighting products designed for medium height applications where reflected light from the ceiling can supplement the direct prismatic light source. Holophane also manufactures a broad line of specialty fluorescent fixtures with an emphasis on optical performance. Many of Holophane's industrial fixtures are also used in commercial/institutional applications.

     In addition, Holophane also produces emergency lighting equipment and an array of glass refractors for street lighting fixtures and injection molded lenses designed to be used in fluorescent fixtures.

Manufacturing

     Holophane is a vertically integrated manufacturer with the capability to produce glass, ballasts, injection molded plastic and cast aluminum components. Holophane has four U.S. manufacturing facilities located in Ohio and two located in Texas. Holophane operates light manufacturing, assembly and warehousing facilities in Milton Keynes, England. Holophane also operates an aluminum foundry in Matamoros, Mexico.

Raw Materials

     Holophane's principal raw materials are aluminum, steel and copper. Holophane avoids some of the price volatility of these materials by purchasing most of its requirements through annual contracts. Holophane does not rely on any single supplier for these materials and believes it has the ability to quickly switch sources for any of these materials should the need arise.

Research and Development

     New product development is an integral part of Holophane. State of the art facilities, located in Newark, Ohio, include optical, photometric, thermal, electrical and environmental laboratories. Costs associated with research and development were $5.5 million in 1996, $5.6 million in 1995 and $5.0 million in 1994.

Employees

     Holophane had an average of approximately 1,612 employees during 1996. Approximately 389 employees are represented by the American Flint Glass Workers Union (the "AFGWU"), the International Brotherhood of Electrical Workers (the "IBEW") or the United Automobile Workers (the "UAW"). The IBEW contract expires April 1, 1999; the AFGWU contract expires August 3, 1998; and the UAW contract expires May 2, 1999.

Customers

     No single customer has accounted for more than 4% of Holophane's net sales in any year. Consequently, Holophane believes that the loss of any one customer would not have a material adverse effect on its net sales.

Competition

     The lighting industry is highly competitive. Holophane's competitors include lighting manufacturers of all sizes, some of which have substantially greater resources than those of Holophane. Holophane competes in the premium quality tier of the lighting market which consists of specialized products characterized by higher value and lower unit sales. Most of Holophane's competitors focus on commodity products.

Backlog

     Backlog represents booked orders which are believed by Holophane to be firm. At February 28, 1997, total order backlog was $38.1 million compared to $35.9 million at February 29, 1996.

Seasonality

     Due to the typically increased level of construction activity in the third quarter, Holophane has historically experienced modestly greater net sales in the second half of its fiscal year.

Trademarks, Licensing Agreements and Patents

     Holophane owns all of the rights to the principal trademarks used in its domestic business and in the international markets in which it participates. Holophane's principal trademarks are registered in the U.S. and in many other countries, and Holophane considers protection of such trademarks to be important to its business.

     Holophane does not own the "HOLOPHANE" trademark in France. To date, Holophane has chosen not to market any products in France and it has no present intention to do so. However, if Holophane desired to do so, it might be precluded under applicable law, including the laws of France and the European Community, from marketing its products under the "HOLOPHANE" trademark.

     Lenslite Pty. Ltd. ("Lenslite"), an unaffiliated company located in Australia, owns trademark registrations for the "HOLOPHANE" trademark, in Australia and New Zealand. Lenslite had the non-exclusive license to use certain trademarks and trade secrets of Holophane in connection with the manufacture and sale by Lenslite of specified lighting products in Australia, New Zealand, New Guinea and The Philippines. The non-exclusive license expired on September 15, 1995.

     Since the expiration of the non-exclusive license, the Company has been marketing and selling lighting products manufactured by the Company under the "Unique Lighting Solutions" trademark in Australia and New Zealand through a joint venture arrangement among Holophane Australia Corporation Pty. Ltd., a wholly-owned subsidiary of the Company, and two unaffiliated third parties in Australia.

     Holophane S.A. de C.V. ("Holophane Mexico"), an unaffiliated company, has a license to manufacture and sell specified lighting products under certain Holophane trademarks, including the "HOLOPHANE" trademark, in Mexico and other Latin American countries. In connection with such licenses, Holophane is obligated to provide technological and engineering information and assistance to Holophane Mexico relating to the lighting products that are the subject of the licenses. The licenses and rights of Holophane Mexico generally will expire on December 31, 1997.

     In addition, Holophane owns many patents relating to the design of certain of its products, including sign lighting, area lighting and street lighting products. Active patents have remaining lives ranging from one year to 17 years.

International Operations

     Net sales to customers of the European operations were (pound)14.9 million ($23.4 million) in 1996, (pound)14.6 million ($23.1 million) in 1995 and G13.2 million ($20.3 million) in 1994. Net sales to customers of the Canadian operations were C$12.2 million ($8.9 million) in 1996, C$18.3 million ($13.4 million) in 1995 and C$13.9 million ($10.1 million) in 1994. With the exception of fluctuation in foreign currencies, the Company does not believe that the Canadian or European operations are subject to risks which are significantly different from those of domestic operations.

Environmental

     Holophane's operations are subject to federal, state and local regulatory requirements relating to environmental protection. Compliance with these requirements has not had a material effect upon Holophane's capital expenditure program. It is not anticipated that Holophane will have material capital expenditures for environmental control facilities during the next fiscal year.

Item 2.   Properties

     The following sets forth information regarding the Company's manufacturing and warehouse facilities:

                            Primary                          Square
Location                    Function                         Feet
____________________________________________________________________________


United States:

Newark, OH                  Assembly, Warehouse,             400,000
                            Glass and Plastic Mfg.
Springfield, OH             Aluminum Foundry                  45,000
Pataskala, OH               Ballast Manufacturing             32,000
Utica, OH                   Metal Fabricating                105,000
Buda, TX                    Assembly, Painting                30,000
Austin, TX                  Manufacturing, Assembly           52,000

Mexico:

Matamoros                   Aluminum Foundry                  86,700

UK:

Milton Keynes               Assembly and Warehouse            44,000
Milton Keynes               Warehouse                         10,000
___________________

     The Company's manufacturing and warehouse facilities are all owned, except for the 10,000 square foot Milton Keynes warehouse. These facilities are all located in appropriately designed buildings which are kept in good repair. The facilities have well maintained equipment and sufficient capacity to produce present volumes.

     The principal executive offices of the Company are located in approximately 5,400 square feet of space at 250 East Broad Street, Columbus, Ohio 43215 and are occupied pursuant to a lease which expires in July 1999.

     The Company also leases sales offices and warehouse facilities in a number of major cities or suburbs, including Norcross, Georgia; Houston, Texas; San Bruno and Los Angeles, California; Dearborn, Michigan; Bloomington, Minnesota; Montvale, New Jersey; Newark, Ohio and Brownsville, Texas. The leases expire from December 1, 1998 to February 1, 2000.

     The Company also leases approximately 4,500 square feet of office space in Brampton, Ontario, Canada. The lease expires December 31, 2000.

     Substantially all of the properties and other assets owned by the Company are, and will continue to be, pledged to various lenders.

Item 3. Legal Proceedings

     The Company, from time to time, is involved in routine litigation incidental to its business. However, the Company is not a party to any material legal proceeding, nor, to the Company's knowledge, has any material legal proceeding been threatened against it.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers

     The following table sets forth the names and ages of the Company's executive officers and the positions they hold with the Company:

Name                           Age          Position with Company
________________________________________________________________________________


John R. DallePezze........     53           Director, Chairman of the
                                               Board, President and Chief
                                               Executive Officer

Bruce A. Philp............     45           Vice President, Finance,
                                               Chief Financial Officer
                                               and Secretary

John S. Forbes III........     58           Vice President, Marketing

John W. Harvey............     51           Vice President, Manufacturing

S. Lee Keller.............     49           Vice President, Sales

Robert E. Taylor..........     51           Vice President, Human
                                               Resources

Timothy Weisert...........     51           Vice President, Research and
                                               Development

     Mr. DallePezze has been a Director, President and Chief Executive Officer of the Company since he joined the Company in October 1989 and Chairman of the Board since February 1992. Prior to joining the Company, Mr. DallePezze served from 1983 to 1989 as President of the McCullough Division of N.L. Industries Inc. and Western Atlas International Inc. Prior to 1983, Mr. DallePezze served as General Manager of the Lighting Products Division of Corning Inc.

     Mr. Philp has served as Vice President, Finance, Chief Financial Officer and Secretary since July 1989. From January 1988 through July 1989, Mr. Philp was Director of Finance and Administration for the Holophane Division of Manville and prior to that held various other finance positions within Manville, beginning with the Holophane Division in 1974.

     Mr. Forbes has served as Vice President, Marketing since October 1989. From June 1988 through July 1989, Mr. Forbes served as General Manager of the Holophane Division of Manville and prior to that held various management positions within the Holophane Division. Mr. Forbes will retire effective May 9, 1997. Robert P. St. Germain will replace Mr. Forbes as Vice President, Marketing.

     Mr. Harvey has served as Vice President, Manufacturing since July 1989. Mr. Harvey joined Holophane in 1971 and served in various management positions in engineering, and research and development and manufacturing from 1971 through July 1989.

     Mr. Keller has served as Vice President, Sales since July 1989. Mr. Keller joined Holophane in 1970 and was Regional Sales Manager from July 1985 through January 1988 and National Sales Manager from January 1988 through July 1989.

     Mr. Taylor has served as Vice President, Human Resources since July 1989. From June 1987 through July 1989 Mr. Taylor served as Manager, Human Resources for the Holophane Division of Manville and was a Director of Human Resources for Gulf Oil Corporation from 1985 until he joined the Holophane Division in June 1987.

     Mr. Weisert has served as Vice President, Research and Development since July 1989. Mr. Weisert served as Director of Research and Development for the Holophane Division of Manville from July 1988 through July 1989 and held various other positions in research and development since joining the Holophane Division in 1978.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is included in the Nasdaq National Market System under the symbol "HLPH." The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported by Nasdaq and as adjusted to reflect the three-for-two split of the Common Stock on December 15, 1995.

Period                                               High          Low
________________________________________________________________________________

1996:
   Fourth Quarter...............................    $20.00        $16.50
   Third Quarter................................     20.00         15.25
   Second Quarter...............................     18.25         13.75
   First Quarter................................     22.50         16.00

1995:
   Fourth Quarter...............................    $23.50        $16.67
   Third Quarter................................     19.17         14.67
   Second Quarter...............................     15.67         11.67
   First Quarter................................     12.50         11.33

1994:
   Fourth Quarter...............................    $12.67        $ 9.50
   Third Quarter................................     12.83         11.83
   Second Quarter...............................     12.83         11.50
   First Quarter................................     12.83         10.67

1993:
   Fourth Quarter (from November 5, 1993).......   $ 11.67        $ 9.67


     A recent last sales price for the shares of Common Stock as reported by Nasdaq was $19.00 on March 24, 1997. On March 14, 1997, there were approximately 2,300 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     No dividends on Common Stock were paid during 1996 or 1995 and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Additional information on the Company's dividend payment limitations appears in note 5 to the consolidated financial statements on page 14 of the 1996 Annual Report to Stockholders of Holophane Corporation.

Item 6. Selected Financial Data.

     The information required by Item 6 of Part II is set forth under the caption "Financial History" on page 20 of the 1996 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by Item 7 of Part II is set forth under the caption "Management Discussion and Analysis" on pages 18 and 19 of the 1996 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

     The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information the annual report contains certain forward-looking statements, including, but not limited to, statements regarding the Company's future financial and operating performance and financial condition. These statements involve a number of risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors which could adversely affect the Company's operations, markets, services and related products and prices. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of the factors described above.

Item 8. Financial Statements and Supplementary Data.

     The Company's consolidated balance sheets as of December 31, 1996 and 1995 and the consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1996, 1995 and 1994, and the related notes to the consolidated financial statements, together with the independent auditors' report thereon appear on pages 8 through 17 of the 1996 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.       Directors and Executive Officers of the Registrant.

     The information required by Item 10 of Part III is incorporated herein by reference from pages 5 through 8 of Part I included herein and from the definitive Proxy Statement of Holophane Corporation under the caption "Item 1 - Election of Directors."

Item 11.       Executive Compensation.

     The information required by Item 11 of Part III is incorporated herein by reference to the definitive Proxy Statement of Holophane Corporation under the caption "Executive Compensation."

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 of Part III is incorporated herein by reference to the definitive Proxy Statement of Holophane Corporation under the caption "Stock Ownership."

Item 13.       Certain Relationships and Related Transactions.

     The information required by Item 13 of Part III is incorporated herein by reference to the definitive Proxy Statement of Holophane Corporation under the caption "Certain Relationships and Certain Transactions."

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

               (a) The following financial statements required to be included in items 8 and 14 (a) (1) are incorporated by reference from pages 8 through 17 of the 1996 Annual Report to
                    Stockholders:

                    Consolidated  Statements  of  Income  for  the  Years  Ended
                         December 31, 1996, 1995 and 1994
                    Consolidated  Balance  Sheets as of  December  31,  1996 and
                         1995
                    Consolidated  Statements  of Cash Flows for the Years  Ended
                         December 31, 1996, 1995 and 1994
                    Consolidated  Statements  of  Stockholders'  Equity  for the
                         Years  Ended   December   31,   1996,   1995  and  1994
                    Independent Auditors' Report
                    Notes to Consolidated  Financial  Statements  for the  Years
                         Ended December 31, 1996, 1995 and 1994

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed by the registrant in the last quarter of the 1996 fiscal year.

               (c)  Exhibits:

                    3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.1 Employment  Agreement dated as of August 30, 1993 among
                         Holophane Lighting, Inc., the Company and John R. DallePezze. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.2 Termination  Benefits  Agreement  dated as of September
                         15, 1993 among Holophane Lighting, Inc., the Company and Bruce Philp. (Identical agreements were entered into with John S. Forbes, John W. Harvey, S. Lee
                         Keller, Robert P. St. Germain, Robert E. Taylor, Timothy Weisert and Jerome Henderson). (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.3 Incentive  Stock Plan.  (Incorporated  by  reference to
                         Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.4 1996 Incentive Stock Plan.  (Incorporated  by reference to Appendix I of the Company's 1996 Proxy Statement.)

                    10.5 Supplemental  Executive Retirement Plan.  (Incorporated
                         by  reference  to  Exhibit   10.12  to  the   Company's
                         Registration Statement on Form S-1, No. 33-68116.)

                    10.6 Second Amended and Restated  Credit  Agreement dated as of November 5, 1993 among Holophane Company, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Administrative Agent. (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1993, File No. 0-22352.)

                    10.7 Amended and Restated Stockholders Agreement dated as of
                         October 15, 1993. (Incorporated by reference to Exhibit
                         10.14 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.8 Termination  Agreement  dated as of  September  1, 1993 between Holophane Lighting, Inc. and Raebarn Corporation. (Incorporated by reference to Exhibit
                         10.15 to the Company's Registration Statement on Form S-1, No. 33-68116.)

                    10.9 Holophane Bonus Plan Revised February 19, 1997.

                    21.1 Subsidiaries of the Company.

                    23.1 Consent of Deloitte & Touche LLP.

               (d)  Financial Statement Schedule

                    The following independent auditors' report and financial schedule for the years ended December 31, 1996, 1995 and 1994 are included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report to Stockholders of Holophane Corporation:

                    Independent Auditors' Report
                    Schedule II - Valuation and Qualifying Accounts

                    All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                   Schedule II

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNTS (In 000's)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



          Column A                   Column B                       Column C                       Column D            Column E
-----------------------------     ----------------    -------------------------------------     ----------------    ----------------
                                                                   Additions
                                                      -------------------------------------
                                    Balance at           Charged to          Charged to                               Balance at
                                     Beginning           Costs and              Other                                     End
        Description                   of Year             Expenses            Accounts          Deductions (a)          of Year
-----------------------------     ----------------    -----------------    ----------------     ----------------    ----------------
Allowance for doubtful accounts:
   1996                                $1,015                  $31                 $80                 $110              $1,016
   1995                                   782                  322                  61                  150               1,015
   1994                                   869                   76                                      163                 782



Inventory valuation allowance:
   1996                                  $465                 $519                 $41                 $336                $689
   1995                                   640                  232                  39                  446                 465
   1994                                   714                  612                                      686                 640


___________________________

(a) Represents uncollectible accounts written off or inventory items disposed of, respectively.


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Directors of Holophane Corporation
Columbus, Ohio



We have audited the consolidated financial statements of Holophane Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 21, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Holophane Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Columbus, Ohio
February 21, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbus, State of Ohio, on the 27th day of March, 1997.

                                   Holophane Corporation


                              By:  /s/ John R. DallePezze
                                   _____________________________________________
                                       John R. DallePezze
                                       Chairman, President and Chief Executive
                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                       Title                       Date
________________________________________________________________________________

/s/ John R. DallePezze       Chairman of the Board of        March 27, 1997
__________________________   Directors; President and
    John R. DallePezze       Chief Executive Officer
                             (Principal Executive Officer)


/s/ Bruce A. Philp           Vice President Finance;         March 27, 1997
__________________________   Chief Financial Officer
    Bruce A. Philp           and Secretary (Principal
                             Financial and
                             Accounting Officer)


/s/ R. David Andrews         Director                        March 27, 1997
__________________________
    R. David Andrews

/s/ William R. Michaels      Director                        March 27, 1997
__________________________
    William R. Michaels

/s/ Robert L. Purdum         Director                        March 27, 1997
__________________________
    Robert L. Purdum

/s/ Anthony P. Scotto        Director                        March 27, 1997
__________________________
    Anthony P. Scotto

/s/ Tadd C. Seitz            Director                        March 27, 1997
__________________________
    Tadd C. Seitz

/s/ Jeffrey M. Wilkins       Director                        March 27, 1997
__________________________
    Jeffrey M. Wilkins