Form 10-Q
period 1997-03-31
HOLOPHANE CORP
filed 1997-04-18
CIK 911565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission File Number: 0-22352


                              HOLOPHANE CORPORATION
          ____________________________________________________________
             (Exact name of registrant as specified in its charter)

               Delaware                                   31-1288751
   _______________________________                    ___________________
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                              250 East Broad Street
                                   Suite 1400
                                 Columbus, Ohio
                                      43215
              ____________________________________________________
                    (Address of principal executive offices)

                                 (614) 224-3134
              ____________________________________________________
               Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]      No [ ]


     The number of shares outstanding of registrant's Common Stock as of March 31, 1997: 11,355,418

                              HOLOPHANE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997



                                      INDEX



PART I.    FINANCIAL INFORMATION

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1997 and March 31, 1996
           (unaudited)................................................... 1


           Condensed Consolidated Balance Sheets as of March 31,
           1997 (unaudited) and December 31, 1996........................ 2



           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1997 and March 31, 1996
           (unaudited)................................................... 3


           Condensed Consolidated Statement of Stockholders' Equity
           as of March 31, 1997 (unaudited).............................. 4



           Notes to Condensed Consolidated Financial Statements.......... 5



           Management Discussion and Analysis......................       6



PART II.   OTHER INFORMATION.......................................       7



           Signature...............................................       8

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands except per share data)

                                                       Three Month Period Ended
                                                       _________________________
                                                        March 31,      March 31,
                                                          1997           1996
________________________________________________________________________________

Net Sales                                               $ 46,408       $ 38,056
Cost of Goods Sold                                        28,526         24,144
                                                        --------       --------
Gross Margin                                              17,882         13,912
Selling and Administrative Expenses                       10,871          8,937
Research and Development                                   1,467          1,435
Other Expenses                                               168            (37)
                                                        --------       --------
Operating Income                                           5,376          3,577
Interest Expense                                             478            576
Interest Income                                              (97)          (170)
                                                        --------       --------
Income Before Income Taxes                                 4,995          3,171
Provision for Income Taxes                                 1,885          1,218
                                                        --------       --------
Net Income                                                 3,110          1,953
================================================================================
Primary Earnings Per Share                              $   0.26       $   0.17
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share                        $   0.26       $   0.17
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding             11,794         11,824
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)                                      (Unaudited)
                                                        March 31     December 31
                                                          1997          1996
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
Cash and Equivalents                                   $  8,888       $  8,072
Receivables                                              28,672         33,104
Inventory                                                13,571         13,302
Prepaid and Other Deferred Expenses                       3,707          3,848
------------------------------------------------------------------------------
Total Current Assets                                     54,838         58,326
------------------------------------------------------------------------------
Property, Plant and Equipment, Net                       38,966         39,413
Goodwill                                                 20,806         21,276
Other Assets                                              5,650          4,952
------------------------------------------------------------------------------
Total Assets                                           $120,260       $123,967
==============================================================================
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Current Liabilities                                    $ 29,743       $ 31,137
Long Term Debt                                           15,714         18,866
Other Long Term Liabilities                               6,757          6,820
Stockholders' Equity                                     68,046         67,144
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $120,260       $123,967
==============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited $ in thousands)
                                                        Three Month Period Ended
                                                         March 31,     March 31,
                                                           1997          1996
--------------------------------------------------------------------------------

   Net cash flow provided by operating activities          9,215          3,683
--------------------------------------------------------------------------------
   Net cash used in investing activities                  (2,304)        (2,339)
--------------------------------------------------------------------------------
   Financing activities:
     Principal payments of long term debt                 (3,149)           (24)
     Purchase of treasury shares                          (2,971)          (991)
     Proceeds from the sales of treasury shares                2            261
                                                          ------        -------
   Net cash used in financing activities:                 (6,118)          (754)
--------------------------------------------------------------------------------
   Effects of exchange rate changes on cash                   23              8
--------------------------------------------------------------------------------
   Net increase in cash and equivalents                      816            598
--------------------------------------------------------------------------------
   Cash and equivalents at beginning of period             8,072         13,356
--------------------------------------------------------------------------------
   Cash and equivalents at end of period                   8,888         13,954
--------------------------------------------------------------------------------


The accompanying note is an integral part of these consolidated financial statements.


HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited $ in thousands)
                                                                  Additional                               Cumulative
                                             Common Stock          Paid-in    Retained    Treasury Stock   Translation Stockholders'
                                          Shares       Amount      Capital    Earnings   Shares    Amount  Adjustments    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            11,895,861    $    119    $ 43,801    $30,527   473,369   ($6,534)   ($  769)     $67,144
====================================================================================================================================
   Net income for the quarter                                                   3,110                                       3,110
   Shares used in acquisition                                           13              (71,725)    1,367                   1,380
   Purchase of treasury shares                                                          140,000    (2,971)                 (2,971)
   Stock options exercised,
      including related tax benefits                                   (15)              (1,201)       18                       3
   Translation adjustments                                                                                      (620)        (620)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997               11,895,861    $    119    $ 43,799    $33,637   540,443   ($8,120)   ($1,389)     $68,046
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



Basis of Presentation - The condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of income, cash flows and stockholders' equity for the three months ended March 31, 1997 and March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


Classification of Inventory
___________________________
(in thousands)



                                          (Unaudited)
                                            March 31,    December 31,
                                              1997            1996
                                          -----------    ------------

            Raw Materials                  $  8,658        $  7,997

            Work in Process                   3,389           3,620

            Finished Goods                    2,250           2,374
                                           --------        --------
            Total                            14,297          13,991

            Less Valuation Allowance           (726)           (689)
                                           --------        --------
            Total                          $ 13,571        $ 13,302
                                           ========        ========

MANAGEMENT DISCUSSION AND ANALYSIS


Comparison of First Quarter 1997 to First Quarter 1996

Worldwide net sales for the first quarter of 1997 were $46.4 million, up 22% from first quarter 1996. Approximately one-half of the sales increase was due to the acquisition of MetalOptics, Inc.

Including the MetalOptics acquisition, first quarter sales in the United States increased 28% compared to 1996. Internal sales growth in the United States was up 14%. European sales in local currency were down approximately 9% compared to first quarter 1996. Canadian sales were down 8% in local currency compared to 1996.

Operating income was $5.4 million, up $1.8 million from 1996 due primarily to higher volume offset somewhat by higher selling and administrative expenses. Total operating expenses in the quarter were $12.5 million, up from $10.3 million in 1996.

Net interest expense decreased slightly to $0.4 million in 1997 due to lower outstanding balances. Long-term debt decreased $3.2 million at March 31, 1997.

Net income and earnings per share were $3.1 million and $0.26, respectively, compared with $2.0 million and $0.17 in 1996.


Capital Resources, Liquidity and Other

Working capital was $25.1 million as of March 31, 1997, down approximately $2.1 million from year-end 1996 due primarily to volume related decreases in receivables, partially offset by lower current liabilities.

Cash on hand, funds generated from operations and amounts available under the Credit Agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1997 and in the foreseeable future.


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



                                          HOLOPHANE CORPORATION
                                       ____________________________
                                              (Registrant)



DATE:  April 17, 1997                 /s/ Bruce A. Philp
                                      ___________________________________
                                          Bruce A. Philp
                                          Vice President, Finance and
                                          Chief Financial Officer