Form 10-Q
period 1997-06-30
HOLOPHANE CORP
filed 1997-07-17
CIK 911565

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                or

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                 Commission File Number:   0-22352

                      ----------------------
                       HOLOPHANE CORPORATION
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      ----------------------
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


                      ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [x]       No  [ ]


    The number of shares outstanding of registrant's Common Stock as of June 30 1997: 11,322,248

                       HOLOPHANE CORPORATION
                             FORM 10-Q
                FOR THE QUARTER ENDED JUNE 30, 1997



                               INDEX



PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Statements of Income for the three
          months ended June 30, 1997 and June 30, 1996 (unaudited) . . .   1

          Condensed Consolidated Statements of Income for the six months
          ended June 30, 1997 and June 30, 1996 (unaudited). . . . . . .   2

          Condensed Consolidated Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996. . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 1997 and June 30, 1996 (unaudited) . . .   4

          Condensed Consolidated Statement of Stockholders' Equity as of
          June 30, 1997 (unaudited). . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . .   6

          Management Discussion and Analysis . . . . . . . . . . . . . .  7-8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  9-10

          Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .   11

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                  Three Month   Period Ended
                                                 ---------------------------
                                                    June 30,       June 30,
                                                     1997           1996
--------------------------------------------------------------------------------
Net Sales                                           $48,607        $44,605
Cost of Goods Sold                                   29,853         27,421
                                                    -------        -------
Gross Margin                                         18,754         17,184
Selling and Administrative Expenses                  10,510          9,347
Research and Development                              1,527          1,358
Other Expenses                                          215            143
                                                    -------        -------
Operating Income                                      6,502          6,336
Interest Expense                                        429            562
Interest Income                                         (96)          (112)
                                                    -------        -------
Income Before Income Taxes                            6,169          5,886
Provision for Income Taxes                            2,251          2,246
                                                    -------        -------
Net Income                                            3,918          3,640
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Primary Earnings Per Share                            $0.34          $0.31
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share                      $0.34          $0.31
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding        11,672         11,714
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)
                                                  Six Month    Period Ended
                                                 ---------------------------
                                                   June 30,       June 30,
                                                     1997           1996
--------------------------------------------------------------------------------
Net Sales                                           $95,015        $82,661
Cost of Goods Sold                                   58,379         51,565
                                                    -------        -------
Gross Margin                                         36,636         31,096
Selling and Administrative Expenses                  21,381         18,284
Research and Development                              2,994          2,793
Other Expenses                                          383            106
                                                    -------        -------
Operating Income                                     11,878          9,913
Interest Expense                                        907          1,138
Interest Income                                        (193)          (282)
                                                    -------        -------
Income Before Income Taxes                           11,164          9,057
Provision for Income Taxes                            4,136          3,464
                                                    -------        -------
Net Income                                            7,028          5,593
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Primary Earnings Per Share                            $0.60          $0.48
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share                      $0.60          $0.48
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding        11,733         11,769
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)                                (Unaudited)
                                                   June 30       December 31
                                                     1997           1996
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and Equivalents                                $13,761         $8,072
Receivables                                          28,831         33,104
Inventory                                            14,345         13,302
Prepaid and Other Deferred Expenses                   3,800          3,848
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 60,737         58,326
--------------------------------------------------------------------------------
Property, Plant and Equipment, Net                   39,265         39,413
Goodwill, Net                                        21,016         21,276
Other Assets                                          5,320          4,952
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $126,338       $123,967
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities                                 $32,993        $31,137
Long Term Debt                                       15,671         18,866
Other Long Term Liabilities                           6,695          6,820
Stockholders'  Equity                                70,979         67,144
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $126,338       $123,967
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited $ in thousands)
                                                   Six Month Period Ended
                                                   ----------------------
                                                   June 30        June 30
                                                     1997           1996
--------------------------------------------------------------------------------
   Net cash flow provided by operating activities   $17,143         $7,129
--------------------------------------------------------------------------------
   Investing activities:
      Capital expenditures                           (3,445)        (2,146)
      Other                                            (695)          (356)
--------------------------------------------------------------------------------
   Net cash used in investing activities             (4,140)        (2,502)
--------------------------------------------------------------------------------
   Financing activities:
      Principal payments of long term debt           (3,188)        (3,147)
      Purchase of treasury shares                    (4,133)        (1,871)
      Proceeds from the sales of treasury shares         13            278
--------------------------------------------------------------------------------
   Net cash used in financing activities             (7,308)        (4,740)
--------------------------------------------------------------------------------
   Effects of exchange rate changes on cash              (6)            13
--------------------------------------------------------------------------------
   Net increase/(decrease) in cash and equivalents    5,689           (100)
--------------------------------------------------------------------------------
   Cash and equivalents at beginning of period        8,072         13,356
--------------------------------------------------------------------------------
   Cash and equivalents at end of period            $13,761        $13,256
--------------------------------------------------------------------------------


The accompanying note is an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited $ in thousands)




                                      COMMON  STOCK        ADDITIONAL                  TREASURY STOCK      CUMULATIVE
                                  ---------------------     PAID-IN    RETAINED      -------------------  TRANSLATION  STOCKHOLDERS'
                                  SHARES         AMOUNT     CAPITAL    EARNINGS      SHARES       AMOUNT   ADJUSTMENTS   EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996    11,895,861        $119      $43,801     $30,527      473,369     ($6,534)       ($769)    $67,144
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
   Net income for the year                                                7,028                                             7,028
   Shares used in acquisition                                    13                  (71,725)      1,367                    1,380
   Purchase of treasury shares                                                       212,908      (4,529)                  (4,529)
   Stock options exercised,
     including related tax benefits                            (461)                 (40,939)         873                     412
   Translation adjustments                                                                                       (456)       (456)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997        11,895,861        $119      $43,353     $37,555      573,613     ($8,823)     ($1,225)    $70,979
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

              HOLOPHANE CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION - The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of income for the three months ended June 30, 1997 and June 30, 1996 and the condensed consolidated statements of income, cash flows and stockholders' equity for the six months ended June 30, 1997 and June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


CLASSIFICATION OF INVENTORY
(in thousands)


                                       (Unaudited)
                                         June 30,     December 31,
                                           1997           1996
                                       -----------   ------------
    Raw Materials                         $ 9,314        $ 7,997
    Work in Process                         3,757          3,620
    Finished Goods                          2,062          2,374
                                          -------        -------
    TOTAL                                  15,133         13,991
    Less Valuation Allowance                 (788)          (689)
                                          -------        -------
    TOTAL                                 $14,345        $13,302
                                          -------        -------
                                          -------        -------

MANAGEMENT DISCUSSION AND ANALYSIS


COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

Worldwide net sales for the second quarter of 1997 were $48.6 million, up $4.0 million, or 9% from second quarter 1996. All of the growth in sales came from the addition of the MetalOptics product line acquired in September 1996.

Including MetalOptics, U.S. sales increased 9% compared to 1996. Internal sales growth in the United States was off approximately 3% from 1996 when the large Atlanta Olympic project was underway. European sales in local currency were up 5% compared to last year due to stronger demand for the Company's products. Canadian sales were up 13% in local currency in 1997 compared to 1996 due to stronger business conditions.

Operating income was $6.5 million up from $6.3 million. The increase in operating income was due to higher sales volume, somewhat offset by higher operating expenses compared to 1996.

The $0.1 million decrease in net interest expense principally resulted from lower average outstanding indebtedness.

Second quarter net income and earnings per common share were $3.9 million and $0.34, respectively, compared with $3.6 million and $0.31 in 1996.


COMPARISON OF FIRST SIX MONTHS 1997 TO FIRST SIX MONTHS 1996

Net sales for the 1997 period were $95.0 million, up $12.4 million or approximately 15% from the same period in 1996. Including MetalOptics, U.S. sales were up 18% from prior year. Internal sales growth for the U.S. for the
year is 5%.   In local currencies, European sales have decreased 2% compared to the prior year period and Canadian sales have increased 2% compared to 1996.

Operating income in 1997 was $11.9 million compared to $9.9 million in 1996. The increase in operating income is due to higher volume, somewhat offset by higher operating expenses in 1997.

Net interest expense was $0.7 million in 1997 compared to $0.9 million in 1996. The decrease in interest expense was due to lower outstanding debt balances.

Net income and earnings per common share for the first six months of 1997 were $7.0 million and $0.60, respectively, compared to $5.6 million and $0.48 in 1996.

CAPITAL RESOURCES AND LIQUIDITY

Working capital was $27.7 million as of June 30, 1997, up $0.6 million from year-end 1996 due to higher cash balances offset by volume related decreases in receivables and higher current liabilities.

Cash on hand, funds generated from operations and amounts available under the Credit Agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1997.


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

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On May 6, 1997, Holophane Corporation held its annual meeting of stockholders (the "Annual Meeting"). At the close of business on the record date, 11,354,516 share of Common Stock were outstanding and entitle to vote at the Annual Meeting. At the Annual Meeting, 9,714,315, or 85.6% of the outstanding shares of Common Stock entitled to vote were represented in person or by proxy.

    (b)   Directors elected at the Annual Meeting:

                    William R. Michaels and Robert L. Purdum

                    9,647,137 For              67,178 Withheld

          Directors whose term of office as a director continued after the Annual Meeting:

               John R. DallePezze, Anthony P. Scotto and Jeffrey M. Wilkins

    (c)   See Item 4(b) for the voting results for directors.

          Proposal to ratify the selection of Deloitte & Touche LLP as the auditors of Holophane Corporation for the 1997 fiscal year:

          9,694,401 For     600 Against     19,314 Abstain and Broker Non-Vote

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



                                   HOLOPHANE CORPORATION
                                       (Registrant)



DATE:     July 17, 1997             /s/ Bruce A. Philp
     ----------------------        ------------------------------------------

                                   Bruce A. Philp
                                   Vice President, Finance and
                                   Chief Financial Officer