Form 10-Q
period 1997-09-30
HOLOPHANE CORP
filed 1997-10-16
CIK 911565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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


    The number of shares outstanding of registrant's Common Stock as of September 30 1997: 11,112,269


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HOLOPHANE CORPORATION
                             FORM 10-Q
             FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                               INDEX


 PART I.     FINANCIAL INFORMATION

             Condensed Consolidated Statements of Income for the
             three months ended September 30, 1997 and September 30,
             1996 (unaudited)  . . . . . . . . . . . . . . . . . . .     1


             Condensed Consolidated Statements of Income for the
             nine months ended September 30, 1997 and September 30,
             1996 (unaudited)  . . . . . . . . . . . . . . . . . . .     2


             Condensed Consolidated Balance Sheets as of September
             30, 1997 (unaudited) and December 31, 1996  . . . . . .     3


             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1997 and September 30,
             1996 (unaudited)  . . . . . . . . . . . . . . . . . . .     4

             Condensed Consolidated Statement of Stockholders'
             Equity as of September 30, 1997 (unaudited) . . . . . .     5


             Notes to Condensed Consolidated Financial Statements. .     6


             Management Discussion and Analysis  . . . . . . . . . .   7 - 8


 PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . .     9


             Signature . . . . . . . . . . . . . . . . . . . . . . .     10

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)
                                                  Three  Month  Period  Ended
                                                  ---------------------------
                                                  September 30   September 30
                                                      1997           1996
--------------------------------------------------------------------------------
Net Sales                                           $56,437        $51,288
Cost of Goods Sold                                   34,124         30,919
                                                    -------        -------
Gross Margin                                         22,313         20,369
Selling and Administrative Expenses                  10,763          9,551
Research and Development                              1,432          1,325
Other Expenses                                            6            100
                                                    -------        -------
Operating Income                                     10,112          9,393
Interest Expense                                        428            544
Interest Income                                        (124)          (134)
                                                    -------        -------
Income Before Income Taxes                            9,808          8,983
Provision for Income Taxes                            3,647          3,341
                                                    -------        -------
Net Income                                           $6,161         $5,642
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Primary Earnings Per Share                            $0.53          $0.48
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share                      $0.53          $0.48
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding        11,648         11,717
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)
                                                  Nine  Month  Period  Ended
                                                  ---------------------------
                                                  September 30   September 30
                                                     1997            1996
--------------------------------------------------------------------------------
Net Sales                                          $151,452       $133,949
Cost of Goods Sold                                   92,503         82,484
                                                   --------       --------
Gross Margin                                         58,949         51,465
Selling and Administrative Expenses                  32,144         27,835
Research and Development                              4,426          4,118
Other Expenses                                          389            206
                                                   --------       --------
Operating Income                                     21,990         19,306
Interest Expense                                      1,335          1,682
Interest Income                                        (317)          (416)
                                                   --------       --------
Income Before Income Taxes                           20,972         18,040
Provision for Income Taxes                            7,783          6,805
                                                   --------       --------
Net Income                                          $13,189        $11,235
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Primary Earnings Per Share                            $1.13          $0.96
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share                      $1.12          $0.95
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding        11,704         11,751
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                                    (Unaudited)
                                                  September 30    December 31
                                                      1997           1996
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and Equivalents                                 $8,063         $8,072
Receivables                                          32,425         33,104
Inventory                                            14,582         13,302
Prepaid and Other Deferred Expenses                   4,160          3,848
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 59,230         58,326
--------------------------------------------------------------------------------
Property, Plant and Equipment, Net                   39,992         39,413
Goodwill, Net                                        20,410         21,276
Other Assets                                          5,599          4,952
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $125,231       $123,967
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities                                 $34,215        $31,137
Long Term Debt                                       12,518         18,866
Other Long Term Liabilities                           6,582          6,820
Stockholders'  Equity                                71,916         67,144
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $125,231       $123,967
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                    Nine Month Period Ended
                                                  ---------------------------
                                                  September 30   September 30
                                                      1997           1996
--------------------------------------------------------------------------------
   Net cash flow provided by operating activities   $21,836        $11,894
--------------------------------------------------------------------------------
   Investing activities:
      Capital expenditures                           (5,854)        (3,672)
      Other                                            (675)        (6,095)
                                                    -------        -------
   Net cash used in investing activities             (6,529)        (9,767)
--------------------------------------------------------------------------------
   Financing activities:
      Principal payments of long term debt           (6,340)        (8,988)
      Purchase of treasury shares                    (9,032)        (1,871)
      Proceeds from the sales of treasury shares        101          1,346
                                                    -------        -------
   Net cash used in financing activities            (15,271)        (9,513)
--------------------------------------------------------------------------------
   Effects of exchange rate changes on cash             (45)            34
--------------------------------------------------------------------------------
   Net increase/(decrease) in cash and equivalents       (9)        (7,352)
--------------------------------------------------------------------------------
   Cash and equivalents at beginning of period        8,072         13,356
--------------------------------------------------------------------------------
   Cash and equivalents at end of period             $8,063         $6,004
--------------------------------------------------------------------------------


The accompanying note is an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
($  in thousands)



                                        COMMON STOCK       ADDITIONAL                   TREASURY STOCK     CUMULATIVE
                                  ----------------------    PAID-IN    RETAINED      -------------------  TRANSLATION  STOCKHOLDERS'
                                    SHARES       AMOUNT     CAPITAL    EARNINGS      SHARES       AMOUNT  ADJUSTMENTS    EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996       11,895,861     $119      $43,801     $30,527      473,369     ($6,534)     ($769)    $67,144
-----------------------------------------------------------------------------------------------------------------------------------
   Net income for the year                                               13,189                                          13,189
   Shares used in acquisition                                    13                  (71,725)      1,367                  1,380
   Purchase of treasury shares                                                       430,487      (9,457)                (9,457)
   Stock options exercised,
    including related tax benefits                             (536)                 (48,539)      1,062                    526
   Translation adjustments                                                                                    (866)        (866)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997      11,895,861     $119      $43,278     $43,716      783,592    ($13,562)  ($1,635)     $71,916
-----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

              HOLOPHANE CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION - The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income for the three months ended September 30, 1997 and September 30, 1996 and the condensed consolidated statements of income and cash flows and for the nine months ended September 30, 1997 and September 30, 1996, and the consolidated statement of stockholders' equity for the nine months ended September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


CLASSIFICATION OF INVENTORY
(in thousands)
                                    (Unaudited)
                                   September 30,       December 31,
                                       1997                1996
                                  ------------         -----------
         Raw Materials                  $9,052              $7,997
         Work in Process                 3,809               3,620
         Finished Goods                  2,593               2,374
                                      --------             -------
         TOTAL                          15,454              13,991
         Less Valuation Allowance         (872)               (689)
                                      --------             -------
         TOTAL                         $14,582             $13,302
                                      --------             -------
                                      --------             -------

MANAGEMENT DISCUSSION AND ANALYSIS



COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

Worldwide net sales for the third quarter of 1997 were $56.4 million, up $5.1 million, or 10% from third quarter 1996. Excluding MetalOptics, internal growth was 4% in the quarter.

Including MetalOptics, U.S. sales increased 12% compared to 1996. European sales in local currency were down 1% compared to last year. Canadian sales were down approximately 9% in local currency in 1997 compared to 1996 due to soft business conditions.

Operating income was $10.1 million up from $9.4 million. The increase in operating income was due to higher sales volume, somewhat offset by higher operating expenses compared to 1996.

The $0.1 million decrease in net interest expense principally resulted from lower average outstanding indebtedness.

Third quarter net income and earnings per common share were $6.2 million and $0.53, respectively, compared with $5.6 million and $0.48 in 1996.


COMPARISON OF FIRST NINE MONTHS 1997 TO FIRST NINE MONTHS 1996

Net sales for the 1997 period were $151.5 million, up $17.6 million or 13% from the same period in 1996. Including MetalOptics, U.S. sales were up 15% from prior year. Excluding MetalOptics, internal sales growth for the U.S. for the
year is approximately 5%.   In local currencies, European and Canadian sales
have decreased 2% compared to the prior year period.

Operating income in 1997 was $22.0 million compared to $19.3 million in 1996. The increase in operating income is due to higher volume, somewhat offset by higher operating expenses in 1997.

Net interest expense was $1.0 million in 1997 compared to $1.3 million in 1996. The decrease in interest expense was due to lower outstanding debt balances.

Net income and earnings per common share for the first nine months of 1997 were $13.2 million and $1.13, respectively, compared to $11.2 million and $0.96 in 1996.

CAPITAL RESOURCES AND LIQUIDITY

Working capital was $25.0 million as of September 30, 1997, down $2.2 million from year-end 1996 due primarily to higher current liabilities partially offset by increased inventory levels.

Cash on hand, funds generated from operations and amounts available under the Credit Agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1997.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters set forth in this news release constitute forward-looking statements that are dependent on certain risks and uncertainties that could cause actual results to differ materially than those described in such forward-looking statements. Such factors include, but are not limited to, weather conditions throughout the remainder of the fiscal year, the general state of the national economy and other risks detailed in the Company's Securities Exchange Act of 1934 filings.

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


                                   HOLOPHANE CORPORATION
                                        (Registrant)



DATE:     September 16, 1997            /s/ Bruce A. Philp
      --------------------------        --------------------------------
                                        Bruce A. Philp
                                        Vice President, Finance and
                                        Chief Financial Officer