Form 10-K405
period 1997-12-31
HOLOPHANE CORP
filed 1998-03-30
CIK 911565

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                TO
           --------------------    ------------------

                         Commission File Number: 0-22352

                               -----------------

                              HOLOPHANE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -----------------

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

                               -----------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1998 was approximately $252,747,425.

     The number of shares outstanding of registrant's Common Stock as of March 10, 1998: 10,990,200.

     Documents incorporated by reference: The Annual Report to Stockholders and the definitive Proxy Statement of Holophane Corporation relating to the 1998 Annual Meeting of Stockholders are incorporated by reference in Parts II and III hereof.

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

     Holophane sells products in the industrial, outdoor and commercial/institutional markets of the lighting industry. Holophane markets its products in North America, Europe, Latin America and Asia/Pacific in both the new construction and retrofit markets. Holophane focuses its sales efforts at the design phase of a lighting project by targeting end-users and specifiers who are directly involved in the construction process, including architectural, engineering and electrical contracting firms and distributors.

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

     In addition, Holophane also produces an array of glass refractors for street lighting fixtures and injection molded lenses designed to be used in fluorescent fixtures.

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

RESEARCH AND DEVELOPMENT

     New product development is an integral part of Holophane. State of the art facilities, located in Newark, Ohio, include optical, photometric, thermal, electrical and environmental laboratories. Costs associated with research and development were $6.0 million in 1997, $5.5 million in 1996 and $5.6 million in 1995.

EMPLOYEES

     Holophane had an average of approximately 1,708 employees during 1997. Approximately 399 employees are represented by the American Flint Glass Workers Union (the "AFGWU"), the International Brotherhood of Electrical Workers (the "IBEW") or the United Automobile Workers (the "UAW"). The IBEW contract expires April 1, 1999; the AFGWU contract expires August 3, 1998; and the UAW contract expires May 2, 1999.

CUSTOMERS

     No single customer has accounted for more than 3% of Holophane's net sales in any year. Consequently, Holophane believes that the loss of any one customer would not have a material adverse effect on its net sales.

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

BACKLOG

     Backlog represents booked orders which are believed by Holophane to be firm. At February 28, 1998, total order backlog was $38.8 million compared to $38.1 million at February 28, 1997.

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

     Holophane does not own the "HOLOPHANE" trademark in France, but has rights in its use.

     An unaffiliated Australian company owns trademark registrations for the "HOLOPHANE" trademark in Australia and New Zealand. Lighting products manufactured by the Company are marketed under the "Unique Lighting Solutions" trademark through a joint venture arrangement among Holophane Australia Corporation Pty. Ltd., a wholly-owned subsidiary of the Company, and two unaffiliated third parties in Australia.

     Holophane S.A. de C.V. ("Holophane Mexico"), an unaffiliated company, has a license to manufacture and sell specified lighting products under certain Holophane trademarks, including the "HOLOPHANE" trademark, in Mexico and other Latin American countries. In connection with such licenses, Holophane is obligated to provide technological and engineering information and assistance to Holophane Mexico relating to the lighting products that are the subject of the licenses. The licenses and rights of Holophane Mexico generally will expire on December 31, 2002.

     In addition, Holophane owns many patents relating to the design of certain of its products, including sign lighting, area lighting and street lighting products. Active patents have remaining lives ranging from one year to 17 years.

INTERNATIONAL OPERATIONS

     Net sales of the European operations were L14.6 million ($23.9 million) in 1997, L14.9 million ($23.4 million) in 1996 and L14.6 million ($23.1 million) in 1995. Net sales of other foreign operations were $9.7 million in 1997, $9.6 million in 1996 and $13.4 million in 1995. With the exception of fluctuation in foreign currencies, the Company does not believe that these operations are subject to risks which are significantly different from those of domestic operations.

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

ITEM 2.   PROPERTIES

     The following sets forth information regarding the Company's manufacturing and warehouse facilities:

                                            PRIMARY                                  SQUARE
LOCATION                                    FUNCTION                                 FEET
--------------------------------------------------------------------------------------------
UNITED STATES:
--------------
Newark, OH                                   Manufacturing                           352,000
Springfield, OH                              Manufacturing                            46,000
Pataskala, OH                                Manufacturing                            32,000
Utica, OH                                    Manufacturing                           119,000
Austin, TX                                   Manufacturing                            52,000
Brownsville, TX                              Assembly                                 15,000

MEXICO:
-------
Matamoros                                    Manufacturing                           208,000

UK:
---
Milton Keynes                                Manufacturing                            44,000
Milton Keynes                                Warehouse                                10,000

----------------

     The Company's manufacturing and warehouse facilities are all owned, except for the 10,000 square foot Milton Keynes warehouse and the Brownsville facility. These facilities are all located in appropriately designed buildings which are kept in good repair. The facilities have well maintained equipment and sufficient capacity to produce present volumes.

     The principal executive offices of the Company are located in approximately 5,400 square feet of space at 250 East Broad Street, Columbus, Ohio 43215 and are occupied pursuant to a lease which expires in July 1999.

     The Company also leases sales offices and warehouse facilities in a number of major cities or suburbs, including Norcross, Georgia; Houston, Texas; San Bruno and Los Angeles, California; Dearborn, Michigan; Minneapolis, Minnesota; Montvale, New Jersey; Newark, Ohio; and Buda, Texas. The leases expire from October 1, 1998 to December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Company's executive officers and the positions they hold with the Company:

NAME                                        AGE                            POSITION WITH COMPANY
----                                        ---                            ---------------------
John R. DallePezze..................        54                           Director, Chairman of the
                                                                         Board, President and Chief
                                                                         Executive Officer

Bruce A. Philp......................        46                           Vice President, Finance,
                                                                         Chief Financial Officer
                                                                         and Secretary


John W. Harvey......................        52                           Vice President, Manufacturing

S. Lee Keller.......................        50                           Vice President, Sales

NAME                                        AGE                           POSITION WITH COMPANY
----                                        ---                           ---------------------
Robert P. St. Germain...............         48                        Vice President, Marketing

Robert E. Taylor....................         52                        Vice President, Human Resources

Timothy Weisert.....................         52                        Vice President, Research and
                                                                       Development


     Mr. DallePezze has been a Director, President and Chief Executive Officer of the Company since he joined the Company in October 1989 and Chairman of the Board since February 1992. Prior to joining the Company, Mr. DallePezze served from 1983 to 1989 as President of the McCullough Division of N.L. Industries Inc. and Western Atlas International Inc. Prior to 1983, Mr. DallePezze served as General Manager of the Lighting Products Division of Corning Inc. Mr. DallePezze serves as a director of Belden, Inc., a wire and cable manufacturer.

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

     Mr. St. Germain has served as Vice President, Marketing since October 1996. Prior to joining Holophane, Mr. St. Germain served from 1990 to 1996 as Vice President, Marketing and Strategic Planning at Northrop Grumman. Mr. St. Germain served as Assistant to the President at Grumman Allied Industries, Inc. from 1988 to 1990. Mr. St. Germain served from 1986 to 1988 as Market Planning Manager at Grumman Systems Support, Inc., a subsidiary of Grumman Allied Industries, Inc.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by Item 5 of Part II is set forth under the caption "Quarterly Results of Operations" on page 8 of the 1997 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

     A recent last sales price for the shares of Common Stock as reported by Nasdaq was $23.875 on March 25, 1998. On March 10, 1998, there were approximately 2,300 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     No dividends on Common Stock were paid during 1997 or 1996 and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Additional information on the Company's dividend payment limitations appears in note 5 to the consolidated financial statements on pages 13 and 14 of the 1997 Annual Report to Stockholders of Holophane Corporation.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by Item 6 of Part II is set forth under the caption "Financial History" on page 20 of the 1997 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 of Part II is set forth under the caption "Management Discussion and Analysis" on pages 18 and 19 of the 1997 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

     The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, except for the historical information contained herein, the matters set forth in this and other filings constitute forward-looking statements that are dependent on certain risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees for future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. These factors include, but are not limited to weather conditions, the general state of the national economy, competitive, technological, environmental or governmental factors affecting the Company's operations, markets, services and related products, prices and other risk factors detailed in the Company's Securities Exchange Act of 1934 filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1997 and 1996 and the consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1997, 1996 and 1995, and the related notes to the consolidated financial statements, together with the independent auditors' report thereon appear on pages 8 through 17 of the 1997 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Part III is incorporated herein by reference from pages 4 through 6 of Part I included herein and from the definitive Proxy Statement of Holophane Corporation under the caption "Item 1 - Election of Directors."

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

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The following financial statements required to be included in items 8 and 14 (a) (1) are incorporated by reference from pages [8] through [17] of the 1997 Annual Report to Stockholders:

               Consolidated Statements of Income for the Years Ended
                 December 31, 1997, 1996 and 1995
               Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity for the Years
                 Ended December 31, 1997, 1996 and 1995
               Independent Auditors' Report
               Notes to Consolidated Financial Statements for the Years Ended
                 December 31, 1997, 1996 and 1995

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the registrant in the last quarter of the 1997 fiscal year.

          (c)  Exhibits:

               3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-68116.)

               3.2  Bylaws of the Company. (Incorporated by reference to Exhibit
                    3.2 to the Company's Registration Statement on Form S-1, No. 33- 68116.)

               10.1 Employment Agreement dated as of August 30, 1993 among
                    Holophane Lighting, Inc., the Company and John R. DallePezze. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-68116.)

               10.2 Termination Benefits Agreement dated as of September 15,
                    1993 among Holophane Lighting, Inc., the Company and Bruce Philp. (Identical agreements were entered into with John S. Forbes, John W. Harvey, S. Lee Keller, Robert P. St. Germain, Robert E. Taylor, Timothy Weisert and Jerome Henderson). (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S- 1, No. 33-68116.)

               10.3 Incentive Stock Plan. (Incorporated by reference to Exhibit
                    10.9 to the Company's Registration Statement on Form S-1, No. 33-68116.)

               10.4 1996 Incentive Stock Plan. (Incorporated by reference to
                    Appendix I of the Company's 1996 Proxy Statement.)

               10.5 Supplemental Executive Retirement Plan. (Incorporated by
                    reference to Exhibit 10.12 to the Company's Registration Statement on Form S- 1, No. 33-68116.)

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

               10.9 Holophane Bonus Plan Revised February 19, 1997.
                    (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1996, File No. 0-22352.)

               10.10 Holophane Corporation Employee Stock Option Plan
                     (Incorporated by reference to Appendix I of the Company's 1998 Proxy Statement.)

               13   1997 Annual Report (Selected Portions)


               21.1 Subsidiaries of the Company.

               23.1 Consent of Deloitte & Touche LLP.

               (d)  Financial Statement Schedule

                    The following independent auditors' report and financial schedule for the years ended December 31, 1997, 1996 and 1995 are included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report to Stockholders of Holophane Corporation:

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Directors of Holophane Corporation
Columbus, Ohio



We have audited the consolidated financial statements of Holophane Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 19, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Holophane Corporation and subsidiaries, listed in Item 14. This consolidated financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Columbus, Ohio
February 19, 1998

                                                                   SCHEDULE II

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNTS (IN 000'S)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

           Column A                 Column B                 Column C                   Column D         Column E
           --------                 --------                 --------                   --------         --------
                                                             Additions
                                                             ---------
                                   Balance at       Charged to       Charged to                         Balance at
                                   Beginning        Costs and          Other                                End
          Description               of Year          Expenses         Accounts       Deductions (a)       of Year
          -----------               -------          --------         --------       --------------       -------
Allowance for doubtful accounts:
   1997                            $1,016             $230             ($5)                $154         $1,087
   1996                             1,015               31               80                 110          1,016
   1995                               782              322               61                 150          1,015

Inventory valuation allowance:
   1997                              $689             $338             ($2)                $378           $647
   1996                               465              519               41                 336            689
   1995                               640              232               39                 446            465


(a) Represents uncollectible accounts written off or inventory items disposed of, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbus, State of Ohio, on the 25th day of March, 1998.


                                           Holophane Corporation



                                           By: /s/ John R. DallePezze
                                               ---------------------------
                                                   JOHN R. DALLEPEZZE
                                                   Chairman, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                                      Title                                  Date
     ---------                                      -----                                  ----

/s/ John R. DallePezze                   Chairman of the Board of                       March 25, 1998
-------------------------------          Directors; President and
     JOHN R. DALLEPEZZE                  Chief Executive Officer
                                         (Principal Executive Officer)


/s/ Bruce A. Philp                       Vice President Finance;                        March 25, 1998
--------------------------------         Chief Financial Officer
     BRUCE A. PHILP                      and Secretary (Principal
                                         Financial and
                                         Accounting Officer)


/s/ William R. Michaels                  Director                                       March 25, 1998
-------------------------------
     WILLIAM R. MICHAELS

/s/ Robert L. Purdum                     Director                                       March 25, 1998
-------------------------------
     ROBERT L. PURDUM

/s/ Anthony P. Scotto                    Director                                       March 25, 1998
-------------------------------
     ANTHONY P. SCOTTO

/s/ Tadd C. Seitz                        Director                                       March 25, 1998
---------------------------------
     TADD C. SEITZ

/s/ Jeffrey M. Wilkins                   Director                                       March 25, 1998
-------------------------------
     JEFFREY M. WILKINS