Form 10-Q
period 1998-03-31
HOLOPHANE CORP
filed 1998-04-17
CIK 911565

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1998
                                          or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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


     The number of shares outstanding of registrant's Common Stock as of March 31, 1998: 10,971,496

                                HOLOPHANE CORPORATION
                                      FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1998



                                        INDEX


PART I.   FINANCIAL INFORMATION
          Condensed Consolidated Statements of Income for
          the three months ended March 31, 1998 and
          March 31, 1997 (unaudited) . . . . . . . . . . . . . . . . .    1

          Condensed Consolidated Balance Sheets as of
          March 31, 1998 (unaudited) and December 31, 1997 . . . . . .    2

          Condensed Consolidated Statements of Cash
          Flows for the three months ended March 31, 1998
          and March 31, 1997 (unaudited) . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of Stockholders'
          Equity as of March 31, 1998 (unaudited). . . . . . . . . . .    4

          Notes to Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . . . . . . .    5

          Management Discussion and Analysis . . . . . . . . . . . . .    6

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    7

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . .    8

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                              Three  Month  Period  Ended
                                              ----------------------------
                                               March 31,      March 31,
                                                 1998           1997
--------------------------------------------------------------------------------
Net Sales                                       $47,247        $46,408
Cost of Goods Sold                               28,915         28,526
                                                -------        -------
Gross Margin                                     18,332         17,882
Selling and Administrative Expenses              10,929         10,871
Research and Development                          1,530          1,467
Other Expenses                                      490            168
                                                -------        -------
Operating Income                                  5,383          5,376
Interest Expense                                    387            478
Interest Income                                    (149)           (97)
                                                -------        -------
Income Before Income Taxes                        5,145          4,995
Provision for Income Taxes                        1,881          1,885
                                                -------        -------
Net Income                                        3,264          3,110
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic Earnings Per Share                          $0.30          $0.27
--------------------------------------------------------------------------------
Diluted Earnings Per Share                        $0.29          $0.26
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
     Basic                                       11,029         11,445
     Diluted                                     11,381         11,796
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
($  in thousands)

                                               March 31,    December 31,
                                                 1998           1997
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and Equivalents                           $  9,459       $ 11,709
Receivables                                      26,244         29,903
Inventory                                        15,106         12,651
Other Current Assets                              3,705          3,988
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                             54,514         58,251
--------------------------------------------------------------------------------
Plant, Property and Equipment, Net               43,089         42,102
Intangibles                                      21,019         21,285
Other Assets                                      6,014          5,158
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $124,636       $126,796
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities                            $ 23,228       $ 24,912
Current Portion of Long Term Debt                   359          6,610
Long Term Debt                                   16,207         12,964
Other Long Term Liabilities                       7,739          7,207
Stockholders'  Equity                            77,103         75,103
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $124,636       $126,796
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
($  in thousands)

                                                     Three Month Period Ended
                                                     ------------------------
                                                     March 31       March 31
                                                       1998           1997
--------------------------------------------------------------------------------
   Net cash flow provided by operating activities:   $ 6,958        $ 9,215
--------------------------------------------------------------------------------
   Investing activities:
     Capital expenditures                             (3,481)        (1,553)
     Other                                              (659)          (751)
                                                     -------        -------
   Net cash used in investing activities:             (4,140)        (2,304)
--------------------------------------------------------------------------------
   Financing activities:
     Principal payments of long term debt            (21,760)        (3,149)
     Proceeds from revolving debt                     18,752              0
     Purchase of treasury shares                      (2,391)        (2,971)
     Proceeds from the sale of treasury shares           275              2
                                                     -------        -------
   Net cash used in financing activities:             (5,124)        (6,118)
--------------------------------------------------------------------------------
   Effects of exchange rate changes on cash:              56             23
--------------------------------------------------------------------------------
   Net increase/(decrease) in cash and equivalents:   (2,250)           816
--------------------------------------------------------------------------------
   Cash and equivalents at beginning of period:       11,709          8,072
--------------------------------------------------------------------------------
   Cash and equivalents at end of period:            $ 9,459        $ 8,888
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited $  in thousands)



                                                                ACCUMULATED
                                                                   OTHER                COMMON STOCK            ADDITIONAL
                                    COMPREHENSIVE   RETAINED   COMPREHENSIVE            ------------             PAID-IN
                                       INCOME       EARNINGS    INCOME/(Loss)     SHARES           AMOUNT        CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                     $    49,150    $    (1,427)    11,895,861    $       119    $    43,143

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

  Comprehensive income
     Net income                   $     3,264          3,264
     Other comprehensive
      income, net of tax
       Foreign currency
        translation
        adjustments                       148
                                  -----------
     Other comprehensive
      income                              148                           148
                                  -----------
  Comprehensive income            $     3,412
                                  -----------
                                  -----------
  Shares used for
   acquisitions                                                                                                       91

  Purchase of treasury
   shares

  Stock options exercised,
   including related tax
   benefits                                                                                                         (352)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                        $    52,414    $    (1,279)    11,895,861    $       119    $    42,882

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


                                          TREASURY STOCK
                                          --------------       STOCKHOLDERS'
                                      SHARES         AMOUNT        EQUITY
-----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997          880,014    $   (15,882)   $    75,103
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
  Comprehensive income
     Net income                                                       3,264
     Other comprehensive
      income, net of tax
       Foreign currency
        translation
        adjustments

     Other comprehensive
      income                                                            148

  Comprehensive income


  Shares used in
   acquisition                        (28,675)           613            704
  Purchase of treasury
   shares                              99,200         (2,391)        (2,391)
  Stock options exercised,
   including related tax
   benefits                           (26,174)           627            275
-----------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998             924,365    $   (17,033)   $    77,103
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOPHANE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION - The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of income, cash flows and stockholders' equity for the three months ended March 31, 1998 and March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


CLASSIFICATION OF INVENTORY
(in thousands)




                             (Unaudited)
                               March 31,    December 31,
                                 1998           1997
                             -----------    ------------
     Raw Materials               $ 8,857        $ 7,610
     Work in Process               4,716          3,850
     Finished Goods                2,237          1,838
                                 -------        -------
     TOTAL                        15,810         13,298
     Less Valuation Allowance       (704)          (647)
                                 -------        -------
     TOTAL                       $15,106        $12,651
                                 -------        -------
                                 -------        -------

MANAGEMENT DISCUSSION AND ANALYSIS


COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

Worldwide net sales for the first quarter of 1998 were $47.2 million, up 2% from first quarter 1997. First quarter sales in the United States increased 1% compared to 1997. European sales in local currency were up approximately 3% compared to first quarter 1997. Canadian sales were up 5% in local currency compared to 1997.

Operating income was $5.4 million, level with 1997. Higher volume with improved margin was offset by higher selling, administrative and other expenses. Total operating expenses in the quarter were $12.9 million, up from $12.5 million in 1997.

Net interest expense decreased by $0.1 million in 1998 due to lower outstanding balances. Debt decreased $3.0 million.

Net income and diluted earnings per share were $3.3 million and $0.29, respectively, compared with $3.1 million and $0.26 in 1997. Basic earnings per share were $0.30 compared to $0.27.

CAPITAL RESOURCES, LIQUIDITY AND OTHER

In March, the company completed the refinancing of its multibank term and revolving credit agreement that was put in place at the time of the 1993 Initial Public Offering. The new credit facility, an unsecured $30 million three-year revolving credit commitment through National City Bank, will simplify structure, reduce interest costs and more appropriately reflects the financial strength of the company. In March, the company expensed unamortized debt issuance costs relating to the old credit agreement which reduced diluted earnings per share by $0.01 in the quarter.

Working capital was $30.9 million as of March 31, 1998, up approximately $4.2 million from year-end 1997 due primarily to the reclassification of the current portion of debt out of current liabilities into long-term debt.

Cash on hand, funds generated from operations and amounts available under the credit agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1998 and in the foreseeable future.

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



                                                  HOLOPHANE CORPORATION
                                                  ---------------------
                                                      (Registrant)



DATE:       APRIL 17, 1998                         /s/ Bruce A. Philp
      ------------------------------              -----------------------------
                                                  Bruce A. Philp
                                                  Vice President, Finance and
                                                  Chief Financial Officer