Form 10-Q
period 1998-06-30
HOLOPHANE CORP
filed 1998-07-24
CIK 911565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                          or

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                           -----    -----

                          Commission File Number:   0-22352

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


     The number of shares outstanding of registrant's Common Stock as of June 30, 1998: 10,852,691


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HOLOPHANE CORPORATION
                                      FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1998


                                        INDEX

 PART I.     FINANCIAL INFORMATION

             Condensed Consolidated Statements of Income for the
             three months ended June 30, 1998 and June 30, 1997
             (unaudited) . . . . . . . . . . . . . . . . . . . . . .       1

             Condensed Consolidated Statements of Income for the six
             months ended June 30, 1998 and June 30, 1997
             (unaudited) . . . . . . . . . . . . . . . . . . . . . .       2


             Condensed Consolidated Balance Sheets as of June 30,
             1998 (unaudited) and December 31, 1997  . . . . . . . .       3



             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and June 30, 1997
             (unaudited) . . . . . . . . . . . . . . . . . . . . . .       4

             Condensed Consolidated Statement of Stockholders'
             Equity as of June 30, 1998 (unaudited)  . . . . . . . .       5


             Notes to Condensed Consolidated Financial Statements  .       6


             Management Discussion and Analysis  . . . . . . . . . .     7 - 8


 PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . .     9 - 10


             Signature . . . . . . . . . . . . . . . . . . . . . . .       11

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                      Three Month Period Ended
                                                    ----------------------------
                                                        June 30,       June 30,
                                                          1998           1997
--------------------------------------------------------------------------------
Net Sales                                                $51,453        $48,607
Cost of Goods Sold                                        31,690         29,853
                                                    -------------  -------------
Gross Margin                                              19,763         18,754
Selling and Administrative Expenses                       11,109         10,510
Research and Development                                   1,473          1,527
Other Expenses                                               199            215
                                                    -------------  -------------
Operating Income                                           6,982          6,502
Interest Expense                                             317            429
Interest Income                                              (40)           (96)
                                                    -------------  -------------
Income Before Income Taxes                                 6,705          6,169
Provision for Income Taxes                                 2,530          2,251
                                                    -------------  -------------
Net Income                                                 4,175          3,918
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic Earnings Per Share                                   $0.38          $0.35
--------------------------------------------------------------------------------
Diluted Earnings Per Share                                 $0.37          $0.34
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
   Basic                                                  10,910         11,330
   Diluted                                                11,306         11,672
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                       Six Month Period Ended
                                                    ----------------------------
                                                        June 30,       June 30,
                                                          1998           1997
--------------------------------------------------------------------------------
Net Sales                                                $98,700        $95,015
Cost of Goods Sold                                        60,605         58,379
                                                    -------------  -------------
Gross Margin                                              38,095         36,636
Selling and Administrative Expenses                       22,038         21,381
Research and Development                                   3,003          2,994
Other Expenses                                               689            383
                                                    -------------  -------------
Operating Income                                          12,365         11,878
Interest Expense                                             704            907
Interest Income                                             (189)          (193)
                                                    -------------  -------------
Income Before Income Taxes                                11,850         11,164
Provision for Income Taxes                                 4,411          4,136
                                                    -------------  -------------
Net Income                                                 7,439          7,028
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic Earnings Per Share                                   $0.68          $0.62
--------------------------------------------------------------------------------
Diluted Earnings Per Share                                 $0.66          $0.60
--------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
   Basic                                                  10,969         11,387
   Diluted                                                11,343         11,734
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(in thousands)

                                                         June 30    December 31
                                                           1998         1997
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and Equivalents                                      $4,085        $11,709
Receivables                                               32,883         29,903
Inventory                                                 16,888         12,651
Other Current Assets                                       4,511          3,988
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      58,367         58,251
--------------------------------------------------------------------------------
Plant, Property and Equipment, Net                        48,468         42,102
Intangibles                                               20,840         21,285
Other Assets                                               5,717          5,158
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $133,392       $126,796
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities                                      $25,164        $24,912
Current Portion of Long Term Debt                            330          6,610
Long Term Debt                                            22,386         12,964
Other Long Term Liabilities                                7,700          7,207
Stockholders'  Equity                                     77,812         75,103
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $133,392       $126,796
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                         Six Month Period Ended
                                                         ----------------------
                                                         June 30        June 30
                                                           1998           1997
--------------------------------------------------------------------------------
      Net cash flow provided by operating activities      $2,702        $17,143
--------------------------------------------------------------------------------
   Investing activities:
      Capital expenditures                                (6,770)        (3,445)
      Other                                               (1,292)          (695)
                                                      -----------   ------------
   Net cash used in investing activities                  (8,062)        (4,140)
--------------------------------------------------------------------------------

   Financing activities:
      Principal payments of long term debt               (26,610)        (3,188)
      Proceeds from long term debt                        29,752              0
      Purchase of treasury shares                         (5,802)        (4,133)
      Proceeds from the sales of treasury shares             453             13
                                                      -----------   ------------
   Net cash used in financing activities                  (2,207)        (7,308)
--------------------------------------------------------------------------------

   Effects of exchange rate changes on cash               (57)            (6)
--------------------------------------------------------------------------------
   Net increase/(decrease) in cash and equivalents     (7,624)         5,689
--------------------------------------------------------------------------------
   Cash and equivalents at beginning of period            11,709          8,072
--------------------------------------------------------------------------------
   Cash and equivalents at end of period                  $4,085        $13,761
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
($ in thousands)
                                                                ACCUMULATED
                                                                   OTHER          COMMON STOCK
                                  COMPREHENSIVE    RETAINED    COMPREHENSIVE   ------------------
                                     INCOME        EARNINGS    INCOME/(LOSS)    SHARES     AMOUNT
--------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       $49,150        ($1,427)     11,895,861   $119
--------------------------------------------------------------------------------------------------
 Comprehensive income
  Net income                           $7,439        7,439
  Other comprehensive income,
    net of tax
   Foreign currency translation
    adjustments                           (85)
                                      -------
 Other comprehensive income               (85)                        (85)
                                      -------
 Comprehensive income                  $7,354
                                      -------
                                      -------
 Shares used for acquisitions
 Purchase of treasury shares
 Stock options exercised,
  including related tax
  benefits
--------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                           $56,589        ($1,512)     11,895,861   $119
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------



                                     ADDITIONAL        TREASURY STOCK
                                      PAID-IN       -------------------        STOCKHOLDERS'
                                      CAPITAL        SHARES     AMOUNT            EQUITY
--------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997          $43,143       880,014   ($15,882)          $75,103
--------------------------------------------------------------------------------------------------
 Comprehensive income
  Net income                                                                       7,439
  Other comprehensive income,
    net of tax
   Foreign currency translation
     adjustments
  Other comprehensive income                                                         (85)
 Comprehensive income
 Shares used for acquisitions              91       (28,675)       613               704
 Purchase of treasury shares                        232,555     (5,802)           (5,802)
 Stock options exercised,
  including related tax
  benefits                               (461)      (40,724)       914               453
--------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998              $42,773     1,043,170   ($20,157)          $77,812
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOPHANE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION - The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of income for the three months ended June 30, 1998 and June 30, 1997 and the condensed consolidated statements of income, cash flows and stockholders' equity for the six months ended June 30, 1998 and June 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.


CLASSIFICATION OF INVENTORY
(in thousands)

                                   (Unaudited)
                                      June 30,    December 31,
                                       1998           1997
                                   -----------    ------------
          Raw Materials               $10,008         $7,610
          Work in Process               5,252          3,850
          Finished Goods                2,521          1,838
                                     --------        -------
          TOTAL                        17,781         13,298
          Less Valuation Allowance       (893)          (647)
                                     --------        -------
          TOTAL                       $16,888        $12,651
                                     --------        -------
                                     --------        -------

MANAGEMENT DISCUSSION AND ANALYSIS


COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

Second quarter 1998 includes the results of operations for Holophane, S.A. de C.V., ("HSA") acquired in June 1998. The Company acquired all of the stock of HSA, a franchisee located in Mexico City, from ID Mexico, a closely held company. HSA has manufactured and marketed certain of the Company's lighting products since 1962.

Worldwide net sales for the second quarter of 1998 were $51.5 million, up $2.8 million, or approximately 6% from second quarter 1997. Excluding HSA, sales increased approximately 4% in the quarter. Second quarter sales in the United States increased 6% compared to 1997 due to strong growth in outdoor and fluorescent products. European sales in local currency were down approximately 22% compared to second quarter 1997, reflecting soft business conditions in Germany. Canadian sales were up approximately 39% in local currency compared to 1997 due to generally stronger business conditions.

Gross margin percent was 38.4% in 1998 compared to 38.6% in 1997. Operating income was $7.0 million, up from $6.5 million. Higher volume was offset by higher selling, administrative and other expenses. Total operating expenses in the quarter were $12.8 million, up from $12.3 million in 1997.

Net interest expense decreased by $0.1 million in 1998 due to lower average outstanding indebtedness and lower interest rates.

The tax rate in 1998 was 37.7%, up from 36.5% in 1997. The higher effective income tax rate in 1998 is primarily due to the elimination of the valuation allowance for foreign NOL's resulting in no tax expense on Canadian income in 1997.

Net income and diluted earnings per share were $4.2 million and $0.37, respectively, compared with $3.9 million and $0.34 in 1997. Basic earnings per share were $0.38 compared to $0.35.


COMPARISON OF FIRST SIX MONTHS 1998 TO FIRST SIX MONTHS 1997

Net sales for the 1998 period were $98.7 million, up $3.7 million or approximately 4% from the same period in 1997. Sales in the United States increased approximately 4% compared to 1997 due to strong growth in outdoor and fluorescent products. In local currencies, European sales have decreased approximately 10% compared to the prior year period due to soft business conditions in Germany and Canadian sales have increased approximately 23% compared to 1997 due to generally stronger business conditions.

Gross margin percent was 38.6% in 1998 and 1997. Operating income in 1998 was $12.4 million compared to $11.9 million in 1997. The increase in operating income is due to higher volume, offset by higher operating expenses. Operating expenses for the year are $25.7 million, up from $24.8 million in 1997.

Net interest expense decreased by $0.2 million in 1998 compared to 1997. The decrease in interest expense was due to lower average outstanding indebtedness and lower interest rates.

The tax rate in 1998 was 37.2%, up from 37.0% in 1997. The higher effective income tax rate in 1998 is primarily due to the elimination of the valuation allowance for foreign NOL's resulting in no tax expense on Canadian income in 1997.

Net income and diluted earnings per share were $7.4 million and $0.66, respectively, compared with $7.0 million and $0.60 in 1997. Basic earnings per share were $0.68 compared to $0.62.


CAPITAL RESOURCES AND LIQUIDITY

The Company has an unsecured $30 million three-year revolving credit commitment through National City Bank. The commitment expires on April 1, 2001. At June 30, 1998, the Company had $8 million available under this arrangement. Cash on hand, funds generated from operations and amounts available under the credit agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1998.

Working capital was $32.9 million as of June 30, 1998, up $6.1 million from year-end 1997. $5.1 million of the increase is the result of the acquisition of HSA. Cash has decreased by $7.6 million and current maturities of $6.3 million have been reclassified to long term debt due to the new three-year revolving credit commitment.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters set forth in this filing constitute forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as weather conditions throughout the remainder of the fiscal year, the general state of the national and international economies and other risks detailed in the Company's Securities Exchange Act of 1934 filings.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 30, 1998, Holophane Corporation held its annual meeting of stockholders (the "Annual Meeting"). At the close of business on the record date, 10,990,200 shares of Common Stock were outstanding and entitle to vote at the Annual Meeting. At the Annual Meeting, 9,547,577, or 86.87% of the outstanding shares of Common Stock entitled to vote were represented in person or by proxy.

     (b)  Directors elected at the Annual Meeting:

                    John R. DallePezze and Anthony P. Scotto

                    9,500,908 For       46,669 Withheld

          Directors whose term of office as a director continued after the Annual Meeting:

               William R. Michaels, Tadd C. Seitz and Jeffrey M. Wilkins

     (c)  See Item 4(b) for the voting results for directors.

          Proposal to ratify the selection of Deloitte & Touche LLP as the auditors of Holophane Corporation for the 1998 fiscal year:

          9,521,515 For    5,320  Against    20,742 Abstain and Broker Non-Vote

          Proposal to approve the Holophane Corporation Employee Stock Option
          Plan:

          9,382,981 For    129,378 Against    35,218 Abstain and Broker Non-Vote

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



                                        HOLOPHANE CORPORATION
                                            (Registrant)



DATE:    July 22, 1998                  /s/ Bruce A. Philp
                                        -----------------------------
                                        Bruce A. Philp
                                        Vice President, Finance and
                                        Chief Financial Officer