Form 10-Q
period 1998-09-30
HOLOPHANE CORP
filed 1998-11-02
CIK 911565

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ____    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
            1998
                                           or

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission File Number: 0-22352

                                ---------------

                              HOLOPHANE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

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

                                ---------------

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [x] No [ ]

         The number of shares outstanding of registrant's Common Stock as of September 30, 1998: 10,752,341


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HOLOPHANE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I.             FINANCIAL INFORMATION

                    Condensed Consolidated Statements of Income for the three months
                    ended September 30, 1998 and September 30, 1997 (unaudited)..........................        1

                    Condensed Consolidated Statements of Income for the nine months
                    ended September 30, 1998 and September 30, 1997 (unaudited)..........................        2

                    Condensed Consolidated Balance Sheets as of September 30, 1998
                    (unaudited) and December 31, 1997....................................................        3

                    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997
                    (unaudited)..........................................................................        4

                    Condensed Consolidated Statement of Stockholders' Equity as of
                    September 30, 1998 (unaudited).......................................................        5

                    Notes to Condensed Consolidated Financial Statements.................................        6

                    Management Discussion and Analysis...................................................      7 - 9

PART II.            OTHER INFORMATION....................................................................        10

                    Signature............................................................................        11

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                                                       Three Month Period Ended
                                                                                ---------------------------------------
                                                                                       Sept 30,            Sept 30,
                                                                                         1998                1997
-----------------------------------------------------------------------------------------------------------------------
Net Sales                                                                               $59,730             $56,437
Cost of Goods Sold                                                                       36,001              34,124
                                                                                ----------------    ----------------
Gross Margin                                                                             23,729              22,313
Selling and Administrative Expenses                                                      12,367              10,763
Research and Development                                                                  1,599               1,432
Other Expenses                                                                              (93)                  6
                                                                                ----------------    ----------------
Operating Income                                                                          9,856              10,112
Interest Expense                                                                            438                 428
Interest Income                                                                             (87)               (124)
                                                                                ----------------    ----------------
Income Before Income Taxes                                                                9,505               9,808
Provision for Income Taxes                                                                3,498               3,647
                                                                                ----------------    ----------------
Net Income                                                                               $6,007              $6,161
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                                  $0.56               $0.55
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                                                $0.54               $0.53
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
     Basic                                                                               10,808              11,290
     Diluted                                                                             11,186              11,665
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                                                       Nine Month Period Ended
                                                                                ---------------------------------------
                                                                                       Sept 30,            Sept 30,
                                                                                         1998                1997
-----------------------------------------------------------------------------------------------------------------------
Net Sales                                                                              $158,430            $151,452
Cost of Goods Sold                                                                       96,606              92,503
                                                                                ----------------    ----------------
Gross Margin                                                                             61,824              58,949
Selling and Administrative Expenses                                                      34,405              32,144
Research and Development                                                                  4,602               4,426
Other Expenses                                                                              596                 389
                                                                                ----------------    ----------------
Operating Income                                                                         22,221              21,990
Interest Expense                                                                          1,142               1,335
Interest Income                                                                            (276)               (317)
                                                                                ----------------    ----------------
Income Before Income Taxes                                                               21,355              20,972
Provision for Income Taxes                                                                7,909               7,783
                                                                                ----------------    ----------------
Net Income                                                                              $13,446             $13,189
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                                  $1.23               $1.16
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                                                $1.19               $1.13
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
     Basic                                                                               10,915              11,355
     Diluted                                                                             11,291              11,711
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

                                               September 30    December 31
                                                   1998            1997
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
Cash and Equivalents                             $  6,912       $ 11,709
Receivables                                        34,822         29,903
Inventory                                          17,296         12,651
Other Current Assets                                3,641          3,988
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               62,671         58,251
--------------------------------------------------------------------------
Plant, Property and Equipment, Net                 48,852         42,102
Intangibles                                        22,127         21,285
Other Assets                                        5,758          5,158
--------------------------------------------------------------------------
TOTAL ASSETS                                     $139,408       $126,796
--------------------------------------------------------------------------
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Current Liabilities                              $ 25,592        $24,912
Current Portion of Long Term Debt                     304          6,610
Long Term Debt                                     24,315         12,964
Other Long Term Liabilities                         8,464          7,207
Stockholders' Equity                               80,733         75,103
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $139,408       $126,796
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                    Nine Month Period Ended
                                                    -----------------------
                                                      Sept 30,    Sept 30,
                                                       1998        1997
---------------------------------------------------------------------------
Net cash flow provided by operating activities        $ 16,561    $ 21,836
---------------------------------------------------------------------------
Investing activities:
   Capital expenditures                                 (9,826)     (5,854)
   Other                                                (1,292)       (675)
                                                      --------    --------
Net cash used in investing activities                  (11,118)     (6,529)
---------------------------------------------------------------------------
Financing activities:
   Principal payments of long term debt                (55,971)     (6,340)
   Proceeds from long term debt                         60,702           0
   Payments to pre-acquisition shareholders for
      declared dividend                                 (7,350)          0
   Purchase of treasury shares                          (8,452)     (9,032)
   Proceeds from the sales of treasury shares              619         101
                                                      --------    --------
Net cash used in financing activities                  (10,452)    (15,271)
---------------------------------------------------------------------------
Effects of exchange rate changes on cash                   212         (45)
---------------------------------------------------------------------------
Net increase/(decrease) in cash and equivalents         (4,797)         (9)
---------------------------------------------------------------------------
Cash and equivalents at beginning of period             11,709       8,072
---------------------------------------------------------------------------
Cash and equivalents at end of period                 $  6,912    $  8,063
---------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) ($ in thousands)

                                                                                Accumulated
                                                                                   Other            Common Stock
                                                  Comprehensive    Retained    Comprehensive    --------------------
                                                     Income        Earnings    Income/(Loss)      Shares      Amount
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                        $49,150      ($1,427)       11,895,861     $119
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                                         $13,446         13,446
    Other comprehensive income, net of tax
      Foreign currency translation adjustments          (687)
                                                     -------
    Other comprehensive income                          (687)                       (687)
                                                     -------
Comprehensive income                                 $12,759
                                                     -------
                                                     -------
Shares used for acquisitions
Purchase of treasury shares
Stock options exercised, including related
  tax benefits
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                       $62,596      ($2,114)       11,895,861     $119
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


                                                  Additional      Treasury Stock
                                                   Paid-in      -------------------       Stockholders'
                                                   Capital       Shares       Amount         Equity
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $43,143       850,014    ($15,882)       $75,103
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                                                                                  13,446
    Other comprehensive income, net of tax
      Foreign currency translation adjustments

    Other comprehensive income                                                                  (687)

Comprehensive income


Shares used for acquisitions                             91       (28,675)        613            704
Purchase of treasury shares                                       342,555      (8,452)        (8,452)
Stock options exercised, including related
  tax benefits                                         (519)      (50,374)      1,138            619
-------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                       $42,715     1,143,520    ($22,583)       $80,733
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION - The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three months ended September 30, 1998 and September 30, 1997 and the condensed consolidated statements of income, cash flows and stockholders' equity for the nine months ended September 30, 1998 and September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.


CLASSIFICATION OF INVENTORY
(in thousands)

                                (Unaudited)
                               September 30,          December 31,
                                   1998                   1997
                               -------------          ------------
Raw Materials                        $10,230               $ 7,610
Work in Process                        5,702                 3,850
Finished Goods                         2,144                 1,838
                                     -------               -------
TOTAL                                 18,076                13,298
Less Valuation Allowance                (780)                 (647)
                                     -------               -------
TOTAL                                $17,296               $12,651
                                     -------               -------
                                     -------               -------

MANAGEMENT DISCUSSION AND ANALYSIS


COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

Third quarter 1998 includes the results of operations for Holophane, S.A. de C.V., ("HSA") acquired in June 1998. The Company acquired all of the stock of HSA, a franchisee located in Mexico City, from ID Mexico, a closely held company. HSA has manufactured and marketed certain of the Company's lighting products since 1962.

Worldwide net sales for the third quarter were $59.7 million, up $3.3 million, or approximately 6% from 1997. Excluding HSA, net sales increased approximately 1%. Sales in the United States were flat compared to 1997 due in part to a decline in export sales activity and delays in approval of the Federal Transportation Equity Act that slowed sales of roadway products in the quarter. Holophane Europe sales in local currency were up approximately 7% compared to third quarter 1997. European business conditions remain mixed with weak sales in Germany and strong sales activity in the United Kingdom and the rest of continental Europe. Canadian sales were up over 27% in local currency compared to 1997 due to stronger outdoor roadway business conditions.

Gross margin percent was 39.7% in 1998 compared to 39.5% in 1997. Operating expenses were $13.9 million, up $1.7 million in the quarter. The addition of HSA to the results of operations in 1998 increased operating expenses by $0.7 million. Expenses related to the second national sales conference/centennial celebration, product promotion and outside purchased services account for most of the remaining increase.

Operating income was $9.9 million, down from $10.1 million in 1997 due principally to higher operating expenses in the current period.

Net interest expense increased less than $0.1 million in 1998 due to higher average outstanding indebtedness but lower average interest rates.

The tax rate in 1998 was 36.8%, compared to 37.2% in 1997.

Net income and diluted earnings per share were $6.0 million and $0.54, respectively, compared with $6.2 million and $0.53 in 1997. Average diluted shares for the quarter were 11.2 million shares compared to 11.7 million shares last year. Basic earnings per share were $0.56 on 10.8 million shares compared to $0.55 on 11.3 million shares in 1997.

COMPARISON OF FIRST NINE MONTHS 1998 TO FIRST NINE MONTHS 1997

Net sales for the 1998 period were $158.4 million, up $7.0 million or approximately 5% from the same period in 1997. Excluding HSA, sales have increased approximately 3% in 1998. Sales in the United States increased 2% compared to 1997 due to strong growth in historically styled outdoor products, somewhat offset by softness in industrial and other commercial product lines. European sales in local currency have decreased approximately 4% compared to the prior year period due to soft business conditions in Germany. In local currency, Canadian sales have increased over 24% compared to 1997 due to generally stronger business conditions.

Gross margin percent was 39.0% in 1998, up 0.1% from 1997. Operating expenses are $39.6 million, up from $37.0 million in 1997. The addition of HSA accounts for $0.9 million of the increase in operating and other expenses. Operating income in 1998 was $22.2 million compared to $22.0 million in 1997. The increase in operating income is due to higher volume, partially offset by higher operating expenses.

Net interest expense decreased by $0.2 million in 1998 compared to 1997. The decrease in interest expense was due to lower average outstanding indebtedness and lower interest rates.

The tax rate in 1998 was 37.0%, compared to 37.1% in 1997.

Net income increased to $13.4 million, up from $13.2 million in 1997. Diluted earnings per share were $1.19 on an average of 11.3 million shares, compared to $1.13 on 11.7 million shares in 1997. Basic earnings per share were $1.23 on
10.9 million shares, up from $1.16 on 11.4 million shares in 1997.


CAPITAL RESOURCES AND LIQUIDITY

The Company has an unsecured $30 million three-year revolving credit commitment through National City Bank. The commitment expires on April 1, 2001. At September 30, 1998, the Company had $6 million available under this arrangement. Cash on hand, funds generated from operations and amounts available under the credit agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1998.

Working capital was $36.8 million as of Septenber 30, 1998, up $10.0 million from year-end 1997. $4.4 million of the increase is the result of the acquisition of HSA. Cash has decreased by $4.8 million and net current maturities of $6.3 million have been reclassified to long term debt due to the new three-year revolving credit commitment.

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



                                                   HOLOPHANE CORPORATION
                                                   (Registrant)



DATE:       October 30, 1998                       /s/ Bruce A. Philp
      ---------------------------                  -----------------------------
                                                   Bruce A. Philp
                                                   Vice President, Finance and
                                                   Chief Financial Officer