Form 10-Q/A
period 1998-09-30
HOLOPHANE CORP
filed 1999-01-15
CIK 911565

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

                                      INDEX

PART I.             FINANCIAL INFORMATION

                    Condensed Consolidated Statements of Income for the three months
                    ended September 30, 1998 and September 30, 1997 (unaudited)..........................        1

                    Condensed Consolidated Statements of Income for the nine months
                    ended September 30, 1998 and September 30, 1997 (unaudited)..........................        2

                    Condensed Consolidated Balance Sheets as of September 30, 1998
                    (unaudited) and December 31, 1997....................................................        3

                    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997
                    (unaudited)..........................................................................        4

                    Condensed Consolidated Statement of Stockholders' Equity as of
                    September 30, 1998 (unaudited).......................................................        5

                    Notes to Condensed Consolidated Financial Statements.................................        6

                    Management Discussion and Analysis...................................................      7 - 10

PART II.            OTHER INFORMATION....................................................................        11

                    Signature............................................................................        12

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

YEAR 2000 ISSUE

BACKGROUND

Holophane initiated the formal process of conducting a systematic audit of all business systems, facilities, products and computing hardware for the Year 2000 in February 1997. The company employed a multi-step approach in connection with its Year 2000 Project, each step designed to evaluate specific critical business systems within the company as well as communicating with external service providers and other suppliers to understand their plan to remedy their own Year 2000 issues.

Based on the results of our investigations, Holophane date sensitive business systems will be modified and tested as required to handle date information before, during and after midnight December 31, 1999, including data input, output and calculations comparing dates and portions of dates.

PROJECT

The company conducted an evaluation of the impact of Year 2000 on information systems and developed an evaluation matrix from which Year 2000 compliance could be monitored. Financial systems used by the company are vendor software products that are certified by the vendor as Year 2000 ready releases. Nonetheless, the company will test the financial systems during 1999. An outside consulting firm conducted a separate study of in-house manufacturing systems and, as of the date of this filing, all in-house manufacturing systems have been modified and successfully tested for Year 2000. A separate evaluation of manufacturing equipment is underway and will be completed in 1999. All network systems were either migrated or upgraded to match Year 2000 ready local area network (LAN) systems. Current installed LAN server equipment is Year 2000 ready. Personal computers, phone systems, timekeeping and security systems are being evaluated and will be Year 2000 ready prior to December 31, 1999.

None of the company's other information technology projects have been delayed due to the implementation of the Year 2000 project.

COSTS

Holophane estimates that the total cumulative cost of the project will be approximately $200,000 which includes both internal and external personnel costs related to modifying the systems. All costs related to the project are being expensed as incurred. The costs of the project and the expected completion dates are based on management's best estimate.

RISKS

At this time, the company believes its most reasonable worst case scenario is that key suppliers or service providers who have not resolved their own Year 2000 issue may cause a disruption of service to the company's critical business processes, which in turn could affect the company's ability to manufacture and deliver product. The company has initiated formal inquiries with suppliers with which it has active contracts to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The company cannot predict the outcome of other companies' remediation efforts.

CONTINGENCY PLANS

The company has an ongoing business interruption contingency plan to address internal and external issues specific to the Year 2000 problem, to the extent practicable. Depending on the status of third party Year 2000 readiness, these plans include changing suppliers, advanced purchases of critical inventory and extending production scheduling.

FORWARD LOOKING STATEMENTS

The preceding "Year 2000 Issue" discussion contains various forward-looking statements which represent the company's belief or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of information technology resources; the ability to identify and remediate all date sensitive computer code in affected systems or equipment; and the actions of third parties with respect to Year 2000 problems.


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



DATE:       January 12, 1999                       /s/ Bruce A. Philp
      ---------------------------                  -----------------------------
                                                   Bruce A. Philp
                                                   Vice President, Finance and
                                                   Chief Financial Officer