Form 10-K405
period 1998-12-31
HOLOPHANE CORP
filed 1999-03-29
CIK 911565

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission File Number: 0-22352

                                   ----------

                              HOLOPHANE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

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

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [x]                   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $217,830,336.

         The number of shares outstanding of registrant's Common Stock as of March 10, 1999: 10,586,541.

         Documents incorporated by reference: The Annual Report to Stockholders and the definitive Proxy Statement of Holophane Corporation relating to the 1999 Annual Meeting of Stockholders are incorporated by reference in Parts II and III hereof.

                                     PART I

ITEM 1.         BUSINESS

                Holophane Corporation, a Delaware corporation, and its subsidiaries (collectively "Holophane"), was formed in May 1989 to acquire substantially all of the assets and capital stock of the Holophane Lighting Division of Manville Sales Corporation and related entities.

                Holophane, whose operations date back to 1895, is a vertically integrated, international manufacturer and marketer of highly engineered lighting fixtures and systems for a wide range of industrial, commercial and outdoor applications. Holophane provides a variety of standard and specialized fixtures for both interior and exterior lighting needs.

                Holophane focuses its sales efforts through a factory sales force and markets its products worldwide for use in both new construction and retrofit applications.

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

MANUFACTURING

                  Holophane is a vertically integrated manufacturer with the capability to produce glass, ballasts, injection molded plastic lenses and cast aluminum components. Holophane has four U.S. manufacturing facilities located in Ohio, two located in Texas and two in Mexico.

Holophane also operates light manufacturing, assembly and warehousing facilities in Milton Keynes, England.

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


RESEARCH AND DEVELOPMENT

                  New product development is an integral part of Holophane. State of the art facilities, located in Newark, Ohio, include optical, photometric, thermal, electrical and environmental laboratories. Costs associated with research and development were $6.5 in 1998, $6.0 million in 1997 and $5.5 million in 1996.

EMPLOYEES

                  Holophane had an average of approximately 2,050 employees during 1998. Approximately 390 employees are represented by the American Flint Glass Workers Union (the "AFGWU"), the International Brotherhood of Electrical Workers (the "IBEW") or the United Automobile Workers (the "UAW"). The IBEW contract expires April 1, 1999; the UAW contract expires May 2, 1999 and the AFGWU contract expires August 5, 2002.

CUSTOMERS

                  No single customer has accounted for more than 10% of Holophane's consolidated net sales in any year. Consequently, Holophane believes that the loss of any one customer would not have a material adverse effect on its net sales.

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

BACKLOG

                  Backlog represents booked orders which are believed by Holophane to be firm. At February 28, 1999, total order backlog was $44.3 million compared to $38.8 million at February 28, 1998.

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

INTERNATIONAL OPERATIONS

                  Net sales of the European operations were (pound)14.3 million ($23.8 million) in 1998, (pound)14.6 million ($23.9 million) in 1997 and (pound)14.9 million ($23.4 million) in 1996. Net sales of other foreign operations were $18.6 million in 1998, $9.7 million in 1997 and $9.6 million in 1996. With the exception of fluctuation in foreign currencies, the Company does not believe that these operations are subject to risks which are significantly different from those of domestic operations.

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

YEAR 2000

                  During 1997, the company commenced an evaluation of the impact of Year 2000 on all business systems, facilities, products and information systems and developed an evaluation matrix from which Year 2000 compliance could be monitored. Financial systems used by the company are vendor software products that are certified by the vendor as Year 2000 ready releases. The company will test the financial systems during 1999. An outside consulting firm conducted a separate study of in-house manufacturing systems and all in-house manufacturing systems have been modified and successfully tested for Year 2000. A separate evaluation of manufacturing equipment is underway and will be completed in 1999. All network systems were either migrated or upgraded to match Year 2000 ready local area network (LAN) systems. Current installed LAN server equipment is Year 2000 ready. Personal computers, phone systems, timekeeping and security systems will be Year 2000 ready prior to December 31, 1999. None of the company's other information technology projects have been delayed due to the implementation of the Year 2000 project.

                  Holophane estimates that the total cumulative cost of the project will be approximately $200,000 which includes both internal and external personnel costs related to modifying the systems. All costs related to the project are being expensed as incurred and as of December 31, 1998, approximately $140,000 of costs have been incurred. The costs of the project and the expected completion dates are based on management's best estimate.

                  At this time, the company believes its most reasonable worst case scenario is that key suppliers or service providers who have not resolved their own Year 2000 issue may cause a disruption of service to the company's critical business processes, which in turn could affect the company's ability to manufacture and deliver product. The company cannot predict the outcome of other companies' remediation efforts. The company has initiated formal inquiries with suppliers with which it has active contracts to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. Alternative suppliers will be identified and used if necessary.

                  The company has an ongoing business interruption contingency plan to address internal and external issues specific to the Year 2000 problem, to the extent practicable. Depending on the status of third party Year 2000 readiness, these plans include changing suppliers, advanced purchases of critical inventory and extending production scheduling.

                  The preceding "Year 2000" discussion contains various forward-looking statements which represent the company's belief or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of information technology resources; the ability to identify and remediate all date sensitive computer code in affected systems or equipment; and the actions of third parties with respect to Year 2000 problems.

ITEM 2.           PROPERTIES

                  The following sets forth information regarding the Company's manufacturing and warehouse facilities:

                               PRIMARY                            SQUARE
LOCATION                       FUNCTION                           FEET
-------------------------------------------------------------------------
UNITED STATES:
--------------

Newark, OH                     Manufacturing                      352,000
Springfield, OH                Manufacturing                       46,000
Pataskala, OH                  Manufacturing                       32,000
Utica, OH                      Manufacturing                      119,000
Austin, TX                     Manufacturing                       52,000
Brownsville, TX                Assembly                            15,000

MEXICO:
-------

Matamoros                      Manufacturing                      208,000
Mexico City                    Manufacturing                      100,000

UK:
---

Milton Keynes                  Manufacturing                       44,000
Milton Keynes                  Warehouse                           10,000

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

                  The Company also leases sales offices and warehouse facilities in a number of major cities or suburbs, including Norcross, Georgia; Houston, Texas; San Bruno and Los Angeles, California; Dearborn, Michigan; Minneapolis, Minnesota; Montvale, New Jersey; Newark, Ohio; and Buda, Texas. The leases expire from March 1, 1999 to May 31, 2001.

                  The Company also leases approximately 4,500 square feet of office space in Brampton, Ontario, Canada. The lease expires April 30, 2001.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company, from time to time, is involved in routine litigation incidental to its business. However, the Company is not a party to any material legal proceeding, nor, to the Company's knowledge, has any material legal proceeding been threatened against it.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

EXECUTIVE OFFICERS

                  The following table sets forth the names and ages of the Company's executive officers and the positions they hold with the Company:

NAME                               AGE           POSITION WITH COMPANY
----                               ---           ---------------------
John R. DallePezze.............    55            Director, Chairman of the
                                                  Board, President and Chief
                                                  Executive Officer

Bruce A. Philp.................    47            Vice President, Finance,
                                                  Chief Financial Officer
                                                  and Secretary


John W. Harvey.................    54            Vice President, Manufacturing

S. Lee Keller..................    51            Vice President, Sales

Robert P. St. Germain..........    49            Vice President, Marketing

Robert E. Taylor...............    53            Vice President, Human Resources

Timothy Weisert................    53            Vice President, Research and
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

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The information required by Item 5 of Part II is set forth under the caption "Quarterly Results of Operations" on page 8 of the 1998 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

                  A recent last sales price for the shares of Common Stock as reported by the New York Stock Exchange was $22.4375 on March 22, 1999. On March 10, 1999, there were approximately 2,300 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

                  No dividends on Common Stock were paid during 1998 or 1997 and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Additional information on the Company's dividend payment limitations appears in note 5 to the consolidated financial statements on pages 13 and 14 of the 1998 Annual Report to Stockholders of Holophane Corporation.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The information required by Item 6 of Part II is set forth under the caption "Financial History" on page 20 of the 1998 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by Item 7 of Part II is set forth under the caption "Management Discussion and Analysis" on pages 18 and 19 of the 1998 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

                  The Company has made and will make certain forward-looking statements in its Annual Report, Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements.

                  The Company wishes to take advantage of the safe harbor provisions of the Act. These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management, and the Company's assumption regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including, but not limited to:

         o The Companies ability to maintain profit margins, to produce and deliver its products on a timely basis, and to maintain and develop additional production capacity as necessary to meet demand;

         o Competition among domestic and international manufacturers of lighting products, many of whom have substantially greater assets and resources than those of the Company;

         o Inherent risk of international developments, including currency exchange rates, economic conditions and regulatory and cultural difficulties or delays in the Company's development outside the United States;

         o Changes in weather and economic conditions in the United States and the impact of changes in interest rates; and

         o The ability of the Company to improve its process and business practices to keep pace with the economic, competitive and technological environment.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The Company's consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1998, 1997 and 1996, and the related notes to the consolidated financial statements, together with the independent auditors' report thereon appear on pages 8 through 17 of the 1998 Annual Report to Stockholders of Holophane Corporation and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by Item 10 of Part III is incorporated herein by reference from pages 7 and 8 of Part I included herein and from the definitive Proxy Statement of Holophane Corporation for the Company's 1999 Annual Meeting of Stockholders under the captions "Item 1 Election of Directors" and "Other Matters."

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by Item 11 of Part III is incorporated herein by reference to the definitive Proxy Statement of Holophane Corporation for the Company's 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by Item 12 of Part III is incorporated herein by reference to the definitive Proxy Statement of Holophane Corporation for the Company's 1999 Annual Meeting of Stockholders under the caption "Stock Ownership."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K.

                  (a) The following financial statements required to be included in items 8 and 14 (a) (1) are incorporated by reference from pages [8] through [17] of the 1998 Annual Report to Stockholders:

                            Consolidated Statements of Income for the Years
                                 Ended December 31, 1998, 1997 and 1996
                            Consolidated Balance Sheets as of December 31, 1998
                                 and 1997
                            Consolidated Statements of Cash Flows for the Years
                                 Ended December 31, 1998, 1997 and 1996
                            Consolidated Statements of Stockholders' Equity for
                                 the Years Ended December 31, 1998, 1997 and
                                 1996
                            Independent Auditors' Report
                            Notes to Consolidated Financial Statements for the
                                 Years Ended December 31, 1998, 1997 and 1996

                  (b)       Reports on Form 8-K.

                            No reports on Form 8-K were filed by the registrant in the last quarter of the 1998 fiscal year.

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

                            10.10 Holophane Corporation Employee Stock Option Plan (Incorporated by reference to Appendix I of the Company's 1998 Proxy Statement.)

                            21.1    Subsidiaries of the Company.

                            23.1    Consent of Deloitte & Touche LLP.

                  (d)       Financial Statement Schedule

                            The following independent auditors' report and financial schedule for the years ended December 31, 1998, 1997 and 1996 are included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report to Stockholders of Holophane Corporation:

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Directors of Holophane Corporation
Columbus, Ohio


We have audited the consolidated financial statements of Holophane Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 19, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Holophane Corporation and subsidiaries, listed in Item 14. This consolidated financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Columbus, Ohio
February 19, 1999

                                                                     SCHEDULE II

                                  HOLOPHANE CORPORATION AND SUBSIDIARIES

                               VALUATION AND QUALIFYING ACCOUNTS (IN 000'S)
                           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           Column A                Column B             Column C                 Column D       Column E
           --------                --------             --------                 --------       --------
                                                        Additions
                                                        ---------
                                   Balance at   Charged to     Charged to                      Balance at
                                   Beginning    Costs and        Other                             End
          Description               of Year      Expenses     Accounts (a)    Deductions (b)     of Year
          -----------               -------      --------     ------------    --------------     -------
Allowance for doubtful accounts:
   1998                              $1,087         $106         $241              $103          $1,331
   1997                               1,016          230           (5)              154           1,087
   1996                               1,015           31           80               110           1,016

Inventory valuation allowance:
   1998                              $  647         $154         $ 94              $260          $  635
   1997                                 689          338           (2)              378             647
   1996                                 465          519           41               336             689

(a)      Includes acquisitions in 1998 and 1996.

(b) Represents uncollectible accounts written off or inventory items disposed of, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbus, State of Ohio, on the 25th day of March, 1999.

                                         Holophane Corporation

                                         By:   /s/ John R. DallePezze
                                            ---------------------------------
                                               JOHN R. DALLEPEZZE
                                               Chairman, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                           Title                    Date
         ---------                           -----                    ----

/s/ John R. DallePezze            Chairman of the Board of        March 25, 1999
-----------------------------     Directors; President and
     JOHN R. DALLEPEZZE           Chief Executive Officer
                                  (Principal Executive Officer)

/s/ Bruce A. Philp                Vice President Finance;         March 25, 1999
-----------------------------     Chief Financial Officer
     BRUCE A. PHILP               and Secretary (Principal
                                  Financial and
                                  Accounting Officer)


/s/ William R. Michaels           Director                        March 25, 1999
-----------------------------
     WILLIAM R. MICHAELS

/s/ Robert L. Purdum              Director                        March 25, 1999
-----------------------------
     ROBERT L. PURDUM

/s/ Anthony P. Scotto             Director                        March 25, 1999
-----------------------------
     ANTHONY P. SCOTTO

/s/ Tadd C. Seitz                 Director                        March 25, 1999
-----------------------------
     TADD C. SEITZ

/s/ Jeffrey M. Wilkins            Director                        March 25, 1999
-----------------------------
     JEFFREY M. WILKINS