Form 10-Q
period 1999-03-31
HOLOPHANE CORP
filed 1999-04-19
CIK 911565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares outstanding of registrant's Common Stock as of March 31, 1999: 10,587,742

                              HOLOPHANE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



                                      INDEX



PART I.    FINANCIAL INFORMATION
           Condensed Consolidated Statements of Income for the three months
           ended March 31, 1999 and March 31, 1998 (unaudited)..................................        1

           Condensed Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998....................................................        2

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1999 and March 31, 1998 (unaudited)...........................        3

           Condensed Consolidated Statement of Stockholders' Equity as of
           March 31, 1999 (unaudited)...........................................................        4

           Notes to Condensed Consolidated Financial Statements.................................      5 - 6

           Management Discussion and Analysis...................................................      7 - 9

PART II.   OTHER INFORMATION....................................................................       10

           Signature............................................................................       11

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                               Three Month Period Ended
                                               ------------------------
                                                 March 31,   March 31,
                                                   1999        1998
---------------------------------------------------------------------
Net Sales                                        $ 52,773    $ 47,247
Cost of Goods Sold                                 32,291      28,915
                                                 --------    --------
Gross Margin                                       20,482      18,332
Selling and Administrative Expenses                12,659      10,929
Research and Development                            1,535       1,530
Other Expenses                                        178         490
                                                 --------    --------
Operating Income                                    6,110       5,383
Interest Expense                                      301         387
Interest Income                                      (106)       (149)
                                                 --------    --------
Income Before Income Taxes                          5,915       5,145
Provision for Income Taxes                          2,130       1,881
                                                 --------    --------
Net Income                                       $  3,785    $  3,264
=====================================================================
Basic Earnings Per Share                         $   0.36    $   0.30
---------------------------------------------------------------------
Diluted Earnings Per Share                       $   0.35    $   0.29
---------------------------------------------------------------------
Weighted Average Number of Shares Outstanding:
     Basic                                         10,584      11,029
     Diluted                                       10,915      11,381
---------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(in thousands)

                                             March 31,   December 31,
                                               1999          1998
--------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------
Cash and Equivalents                         $  4,890       $  5,535
Receivables                                    30,575         32,992
Inventory                                      17,011         15,705
Other Current Assets                            3,746          3,522
--------------------------------------------------------------------
TOTAL CURRENT ASSETS                           56,222         57,754
--------------------------------------------------------------------
Plant, Property and Equipment, Net             52,126         49,626
Intangibles                                    22,854         23,156
Other Assets                                    6,300          6,011
--------------------------------------------------------------------
TOTAL ASSETS                                 $137,502       $136,547
====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities Excluding Debt           $ 26,473       $ 23,721
Current Portion of Long Term Debt                 273            278
Long Term Debt                                 15,186         21,249
Other Long Term Liabilities                     9,236          9,101
Stockholders'  Equity                          86,334         82,198
--------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $137,502       $136,547
====================================================================

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                 Three Month Period Ended
                                                 ------------------------
                                                   March 31,   March 31,
                                                     1999        1998
-----------------------------------------------------------------------
   Net cash provided by operating activities:      $ 10,408    $  6,958
-----------------------------------------------------------------------
   Cash flows from investing activities:
     Capital expenditures                            (4,570)     (3,481)
     Other                                             (373)       (659)
                                                   --------    --------
   Net cash used in investing activities:            (4,943)     (4,140)
-----------------------------------------------------------------------
   Cash flows from financing activities:
     Principal payments on long term debt            (6,168)    (21,760)
     Proceeds from long term debt                       100      18,752
     Purchase of treasury shares                          0      (2,391)
     Proceeds from the sale of treasury shares           67         275
                                                   --------    --------
   Net cash used in financing activities:            (6,001)     (5,124)
-----------------------------------------------------------------------
   Effects of exchange rate changes on cash:           (109)         56
-----------------------------------------------------------------------
   Net increase/(decrease) in cash and equivalents:    (645)     (2,250)
-----------------------------------------------------------------------
   Cash and equivalents at beginning of period:       5,535      11,709
-----------------------------------------------------------------------
   Cash and equivalents at end of period:          $  4,890    $  9,459
-----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HOLOPHANE CORPORATION AND SUBSIDIARIES
($ in thousands)



                                               COMMON STOCK            ADDITIONAL                      TREASURY STOCK
                                         =========================      PAID-IN       RETAINED     =======================
                                           SHARES        AMOUNT         CAPITAL       EARNINGS       SHARES        AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             11,895,861    $       119    $    42,760   $    68,359     1,333,413   ($   26,706)
   Comprehensive income
       Net income                                                                         3,785
       Translation adjustments
        (net of tax benefit of $0)

         Comprehensive income
   Shares used for acquisitions                                               141                     (15,910)          267
   Stock options exercised, including
    related tax benefits                                                     (163)                     (9,384)          230
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                11,895,861    $       119    $    42,738   $    72,144     1,308,119   ($   26,209)
=============================================================================================================================

                                             ACCUMULATED
                                                OTHER
                                            COMPREHENSIVE    STOCKHOLDERS'
                                           INCOME/(DEFICIT)     EQUITY
-------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998               ($    2,334)       $    82,198
   Comprehensive income
       Net income                                                   3,785
       Translation adjustments
        (net of tax benefit of $0)                (124)              (124)
                                                              -----------
         Comprehensive income                                       3,661
   Shares used for acquisitions                                       408
   Stock options exercised, including
    related tax benefits                                               67
-------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                  ($    2,458)       $    86,334
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation - The condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and March 31, 1998 and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


Classification of Inventory
(in thousands)


-----------------------------------------------------------------
                                (UNAUDITED)
                               MARCH 31, 1999   DECEMBER 31, 1998
-----------------------------------------------------------------
Raw materials                        $  8,860            $  8,973
Work in process                         6,178               4,869
Finished goods                          2,619               2,498
-----------------------------------------------------------------
TOTAL                                  17,657              16,340
Less valuation allowance                 (646)               (635)
-----------------------------------------------------------------
TOTAL                                $ 17,011            $ 15,705
=================================================================

Segment Information - The Company operates predominantly in one industry segment, that being the design, manufacture and sale of lighting fixtures. The following table presents information about the Company managed by geographic area (in thousands):


                                                         MARCH 31, 1999   MARCH 31, 1998
----------------------------------------------------------------------------------------
NET SALES TO CUSTOMERS
United States                                                   $44,444          $41,271
Europe                                                            6,015            5,714
Other                                                             4,359            2,313
----------------------------------------------------------------------------------------
TOTAL                                                           $54,818          $49,298
========================================================================================
TRANSFERS BETWEEN GEOGRAPHIC AREAS
(eliminated in consolidation)
United States                                                   $ 2,024          $ 2,021
Other                                                                21               30
----------------------------------------------------------------------------------------
TOTAL                                                           $ 2,045          $ 2,051
========================================================================================
OPERATING INCOME
United States                                                   $ 5,293          $ 4,948
Europe                                                              595              393
Other                                                               222               42
----------------------------------------------------------------------------------------
TOTAL                                                           $ 6,110          $ 5,383
========================================================================================

No material changes have occurred in total assets since December 31, 1998.

MANAGEMENT DISCUSSION AND ANALYSIS

COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

First quarter 1999 includes the results of operations for Holophane, S.A. de C.V., ("HSA") acquired in June 1998. The Company acquired all of the stock of HSA, a licensee located in Mexico City, from ID Mexico, a closely held company. HSA has manufactured and marketed certain of the Company's lighting products since 1962.

Worldwide net sales for the first quarter were $52.8 million, up 12% from 1998. Excluding HSA, net sales increased 7%. Sales in the United States increased 8% compared to 1998. European sales in local currency were up 8% compared to 1998. Canadian sales were up 10% in local currency compared to 1998.

Total operating expenses in the quarter were $14.4 million, up 11% from 1998. Adjusting for HSA, total operating expenses were up less than 5%.

Operating income was $6.1 million, up 14% from prior year, due principally to higher sales volume partially offset by higher operating expenses.

Net interest expense was $0.2 million in 1999, essentially flat with prior year. Debt decreased $6.1 million from year-end.

The income tax rate for the quarter was 36.0%, down from 36.6% in 1998. The reduction in the effective tax rate is the result of tax credits associated with a dividend received from the Company's European subsidiary.

Net income and diluted earnings per share were $3.8 million and $0.35, respectively, compared with $3.3 million and $0.29 in 1998. Basic earnings per share were $0.36 compared to $0.30.

CAPITAL RESOURCES, LIQUIDITY AND OTHER

In March 1998, the company completed the refinancing of its multibank term and revolving credit agreement that was put in place at the time of the 1993 Initial Public Offering. The new credit facility, an unsecured $30 million three-year revolving credit commitment through National City Bank, will simplify structure, reduce interest costs and more appropriately reflects the financial strength of the company. In March 1998, the company expensed unamortized debt issuance costs relating to the old credit agreement which reduced diluted earnings per share by $0.01 in the quarter.

Working capital was $29.5 million as of March 31, 1999, a decrease of $4.3 million from year-end 1998 due primarily to higher trade payables and accrued income taxes.

Cash on hand, funds generated from operations and amounts available under the credit agreement are expected to adequately fulfill Holophane's anticipated operating requirements for the remainder of 1999 and in the foreseeable future.

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

Forward Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The preceding "Year 2000 Issue" discussion contains various forward-looking statements which represent the company's belief or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of information technology resources; the ability to identify and remediate all date sensitive computer code in affected systems or equipment; the actions of third parties with respect to Year 2000 problems and other risks detailed in the Company's Securities Exchange Act of 1934 filing.

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



                                          HOLOPHANE CORPORATION
                                              (Registrant)



DATE: April 16, 1999                      /s/ Bruce A. Philp
      ----------------                    --------------------------------------
                                          Bruce A. Philp
                                          Vice President, Finance and
                                          Chief Financial Officer