Form 10-Q
period 1999-06-30
HOLOPHANE CORP
filed 1999-07-23
CIK 911565

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares outstanding of registrant's Common Stock as of June 30, 1999: 10,564,266

================================================================================

                              HOLOPHANE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Statements of Income for the three months
         ended June 30, 1999 and June 30, 1998 (unaudited)...............   1

         Condensed Consolidated Statements of Income for the six months
         ended June 30, 1999 and June 30, 1998 (unaudited)...............   2

         Condensed Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998...............................   3

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and June 30, 1998 (unaudited)........   4

         Condensed Consolidated Statement of Stockholders' Equity as of
         June 30, 1999 (unaudited).......................................   5

         Notes to Condensed Consolidated Financial Statements............ 6 - 7

         Management Discussion and Analysis.............................. 8 - 11

PART II. OTHER INFORMATION...............................................12 - 13

         Signature.......................................................   14

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                       Three Month Period Ended
                                                       ------------------------
                                                        June 30,      June 30,
                                                          1999          1998
--------------------------------------------------------------------------------
Net Sales                                               $58,730       $51,453
Cost of Goods Sold                                       35,751        31,690
                                                        -------       -------
Gross Margin                                             22,979        19,763
Selling and Administrative Expenses                      13,572        11,109
Research and Development                                  1,617         1,473
Other Expenses                                              223           199
                                                        -------       -------
Operating Income                                          7,567         6,982
Interest Expense                                            244           317
Interest Income                                             (36)          (40)
                                                        -------       -------
Income Before Income Taxes                                7,359         6,705
Provision for Income Taxes                                2,557         2,530
                                                        -------       -------
Net Income                                                4,802         4,175
================================================================================

Basic Earnings Per Share                                  $0.45         $0.38
--------------------------------------------------------------------------------

Diluted Earnings Per Share                                $0.44         $0.37
--------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding:
  Basic                                                  10,597        10,910
  Diluted                                                11,028        11,306
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                                                        Six Month Period Ended
                                                        ----------------------
                                                        June 30,      June 30,
                                                          1999         1998
--------------------------------------------------------------------------------
Net Sales                                               $111,503      $98,700
Cost of Goods Sold                                        68,042       60,605
                                                        --------      -------
Gross Margin                                              43,461       38,095
Selling and Administrative Expenses                       26,231       22,038
Research and Development                                   3,152        3,003
Other Expenses                                               401          689
                                                        --------      -------
Operating Income                                          13,677       12,365
Interest Expense                                             545          704
Interest Income                                             (142)        (189)
                                                        --------      -------
Income Before Income Taxes                                13,274       11,850
Provision for Income Taxes                                 4,687        4,411
                                                        --------      -------
Net Income                                                 8,587        7,439
================================================================================

Basic Earnings Per Share                                   $0.81        $0.68
--------------------------------------------------------------------------------

Diluted Earnings Per Share                                 $0.78        $0.66
--------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding:
  Basic                                                   10,599       10,969
  Diluted                                                 10,980       11,343
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

                                                         June 30,   December 31,
                                                           1999         1998
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and Equivalents                                    $  3,932      $  5,535
Receivables                                               36,207        32,992
Inventory                                                 17,916        15,705
Other Current Assets                                       4,544         3,522
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      62,599        57,754
--------------------------------------------------------------------------------
Plant, Property and Equipment, Net                        54,309        49,626
Intangibles                                               22,987        23,156
Other Assets                                               6,254         6,011
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $146,149      $136,547
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities Excluding Debt                      $ 27,099      $ 23,721
Current Portion of Long Term Debt                            268           278
Long Term Debt                                            19,625        21,249
Other Long Term Liabilities                                9,118         9,101
Stockholders'  Equity                                     90,039        82,198
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $146,149      $136,547
================================================================================

The accompanying notes are an integral part of these financial statements.

HOLOPHANE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                         Six Month Period Ended
                                                         ----------------------
                                                          June 30      June 30
                                                           1999          1998
--------------------------------------------------------------------------------
Net cash flow provided by operating activities         $10,327        $  2,702

--------------------------------------------------------------------------------

Investing activities:
   Capital expenditures                                 (8,945)         (6,770)
   Other                                                  (342)         (1,292)
                                                       -------        --------
Net cash used in investing activities                   (9,287)         (8,062)

--------------------------------------------------------------------------------

Financing activities:
   Principal payments of long term debt                 (9,804)        (26,610)
   Proceeds from long term debt                          8,170          29,752
   Purchase of treasury shares                          (1,004)         (5,802)
   Proceeds from the sales of treasury shares              230             453
                                                       -------        --------
Net cash used in financing activities                   (2,408)         (2,207)

--------------------------------------------------------------------------------

Effects of exchange rate changes on cash                  (235)            (57)

--------------------------------------------------------------------------------

Net increase/(decrease) in cash and equivalents         (1,603)         (7,624)

--------------------------------------------------------------------------------

Cash and equivalents at beginning of period              5,535          11,709

--------------------------------------------------------------------------------

Cash and equivalents at end of period                  $ 3,932        $  4,085

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HOLOPHANE CORPORATION AND SUBSIDIARIES
($ in thousands)

                                                                                              ACCUMULATED
                                   COMMON STOCK   ADDITIONAL             TREASURY STOCK          OTHER
                                -----------------  PAID-IN   RETAINED  -------------------   COMPREHENSIVE    STOCKHOLDERS'
                                  SHARES   AMOUNT  CAPITAL   EARNINGS   SHARES      AMOUNT  INCOME/(DEFICIT)     EQUITY
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998    11,895,861  $119   $42,760   $68,359   1,333,413  $(26,706)     $(2,334)         $82,198
Comprehensive income
  Net income                                                   8,587                                               8,587
  Translation adjustments
    (net of tax benefit of $0)                                                                     (381)            (381)
                                                                                                                 -------
      Comprehensive income                                                                                         8,206
Shares used for acquisitions                           141               (15,910)      267                           408
Purchase of treasury shares                                               36,100    (1,004)                       (1,004)
Stock options exercised,
  including related tax
  benefits                                            (280)              (22,008)      511                           231
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999        11,895,861  $119   $42,621   $76,946   1,331,595  $(26,932)     $(2,715)         $90,039
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     HOLOPHANE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Basis of Presentation - The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of income for the three months ended June 30, 1999 and June 30, 1998 and the condensed consolidated statements of income, cash flows and stockholders' equity for the six months ended June 30, 1999 and June 30, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Classification of Inventory
---------------------------
(in thousands)

   ---------------------------------------------------------------------
                                    (UNAUDITED)
                                  JUNE 30, 1999      DECEMBER 31, 1998
   ---------------------------------------------------------------------
     Raw materials                      $ 9,371                $ 8,973
     Work in process                      5,924                  4,869
     Finished goods                       3,345                  2,498
   ---------------------------------------------------------------------
     TOTAL                               18,640                 16,340
     Less valuation allowance              (724)                  (635)
   ---------------------------------------------------------------------
     TOTAL                              $17,916                $15,705
   =====================================================================

Segment Information - The Company operates predominantly in one industry segment, that being the design, manufacture and sale of lighting fixtures. The following table presents information about the Company managed by geographic area (in thousands):

   --------------------------------------------------------------------------
                                          JUNE 30, 1999       JUNE 30, 1998
   --------------------------------------------------------------------------
     NET SALES TO CUSTOMERS
     United States                             $ 90,832             $81,337
     Europe                                      11,159              10,580
     Other                                        9,512               6,783
   --------------------------------------------------------------------------
     TOTAL                                     $111,503             $98,700
   ==========================================================================
     TRANSFERS BETWEEN GEOGRAPHIC AREAS
     (eliminated in consolidation)
     United States                             $  4,051             $ 4,643
     Europe                                          51                 176
   --------------------------------------------------------------------------
     TOTAL                                     $  4,102             $ 4,819
   ==========================================================================
     OPERATING INCOME
     United States                             $ 12,646             $11,283
     Europe                                         669                 646
     Other                                          362                 436
   --------------------------------------------------------------------------
     TOTAL                                     $ 13,677             $12,365
   ==========================================================================

No material changes have occurred in total assets since December 31, 1998.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998

Second quarter 1999 includes the results of operations for Holophane, S.A. de C.V., ("HSA") acquired in June 1998. The Company acquired all of the stock of HSA, a licensee located in Mexico City, from ID Mexico, a closely held company. HSA has manufactured and marketed certain of the Company's lighting products since 1962.

Worldwide net sales for the second quarter of 1999 were $58.7 million, up $7.3 million, or 14% from second quarter 1998. Excluding HSA, sales increased approximately 12% in the quarter. Second quarter sales in the United States increased 15% compared to 1998 due to strong growth in outdoor and fluorescent products. European sales in local currency were up 10% compared to second quarter 1998, reflecting strong business conditions in Germany. Canadian sales were down 27% in local currency compared to 1998 due to generally weaker business conditions.

Gross margin percent was 39.1% in 1999 compared to 38.4% in 1998. Operating income was $7.6 million, up from $7.0 million. The increase in operating income is due to higher volume, partially offset by higher selling, administrative and other expenses. Total operating expenses in the quarter were $15.4 million, up from $12.8 million in 1998.

Net interest expense decreased by less than $0.1 million in 1999 due to lower average interest rates.

The tax rate in 1998 was 34.7%, down from 37.7% in 1998. The reduction in the effective income tax rate is primarily the result of tax credits associated with a dividend received from the Company's European subsidiary.

Net income and diluted earnings per share were $4.8 million and $0.44, respectively, compared with $4.2 million and $0.37 in 1998. Basic earnings per share were $0.45 compared to $0.38.

On June 21, 1999, National Service Industries ("NSI") and the Company announced they had signed a definitive agreement under which NSI would acquire Holophane for $38.50 per share in cash. The transaction was approved unanimously by the boards of directors of both companies and is expected to be completed in the fourth quarter of NSI's fourth quarter.

COMPARISON OF FIRST SIX MONTHS 1999 TO FIRST SIX MONTHS 1998

Net sales for the 1999 period were $111.5 million, up $12.8 million or 13% from the same period in 1998. Sales in the United States increased approximately 12% compared to 1998 due to strong growth in outdoor and fluorescent products. In local currencies, European sales have increased 9% compared to the prior year period due primarily to strong business conditions in Germany and Canadian sales have decreased 12% compared to 1998 due to generally weaker business conditions.

Gross margin percent was 39.0% in 1999 compared to 38.6% in 1998. Operating income in 1999 was $13.7 million compared to $12.4 million in 1998. The increase in operating income is due to higher volume, partially offset by higher operating expenses. Operating expenses for the year are $29.8 million, up from $25.7 million in 1998.

Net interest expense decreased by $0.1 million in 1999 compared to 1998. The decrease in interest expense was due to lower average interest rates.

The tax rate in 1999 was 35.3%, down from 37.2% in 1998. The reduction in the effective income tax rate is primarily the result of tax credits associated with a dividend received from the Company's European subsidiary.

Net income and diluted earnings per share were $8.6 million and $0.78, respectively, compared with $7.4 million and $0.66 in 1998. Basic earnings per share were $0.81 compared to $0.68.

CAPITAL RESOURCES AND LIQUIDITY

The Company has an unsecured $30 million three-year revolving credit commitment through National City Bank. The commitment expires on April 1, 2001. At June 30, 1999, the Company had $10.5 million available under this arrangement. Cash on hand, funds generated from operations and amounts available under the credit agreement are expected to adequately fulfill Holophane's anticipated requirements for the remainder of 1999.

Working capital was $35.2 million as of June 30, 1999, up $1.5 million from year-end 1998 due primarily to seasonal volume related increases in receivables and inventory offset by higher payables and compensation accruals.

YEAR 2000 ISSUE

Background
----------

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

Project
-------

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

Costs
-----

Holophane estimates that the total cumulative cost of the project will be approximately $200,000 which includes both internal and external personnel costs related to modifying the systems. All costs related to the project are being expensed as incurred. The costs of the project and the expected completion dates are based on management's best estimate.

Risks
-----

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

Contingency Plans
-----------------

The company has an ongoing business interruption contingency plan to address internal and external issues specific to the Year 2000 problem, to the extent practicable. Depending on the status of third party Year 2000 readiness, these plans include changing suppliers, advanced purchases of critical inventory and extending production scheduling.

Forward Looking Statements
--------------------------

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

               Not Applicable.

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------

               Not Applicable.

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

         (a) On April 29, 1999, Holophane Corporation held its annual meeting of stockholders (the "Annual Meeting"). At the close of business on the record date, 10,586,541 shares of Common Stock were outstanding and entitle to vote at the Annual Meeting. At the Annual Meeting, 9,074,378, or 85.72% of the outstanding shares of Common Stock entitled to vote were represented in person or by proxy.

         (b)   Directors elected at the Annual Meeting:

                   Tadd C. Seitz and Jeffrey M.  Wilkins

                   9,027,309 For             50,189 Withheld

               Directors whose term of office as a director continued after the Annual Meeting:

                   John R. DallePezze, William R. Michaels and Robert L. Purdum

               See Item 4(b) for the voting results for directors.

               Proposal to ratify the selection of Deloitte & Touche LLP as the auditors of Holophane Corporation for the 1999 fiscal year:

               9,054,322 For    405 Against    9,650 Abstain and Broker Non-Vote

               This proposal was approved by more than the requisite number of stockholders.

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


                                                  HOLOPHANE CORPORATION
                                                  ---------------------
                                                       (Registrant)


DATE:  July 15, 1999                               /s/ Bruce A. Philp
      ---------------                             ------------------------------
                                                  Bruce A. Philp
                                                  Vice President, Finance and
                                                  Chief Financial Officer